Form 10QSB
period 1999-12-31
PET QUARTERS INC
filed 2000-02-22
CIK 1043774

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended     12/31/99
                                                    ------------

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT
                   For the transition period from        to
                                                  -------   --------

                   Commission file number
                                         ----------------------------

                               PET QUARTERS, INC.
        (Exact name of small business issuer as specified in its charter)


                      Arkansas                                                           62-169-8524
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification No.)


                   720 E. Front Street, Lonoke, Arkansas 72086
                    (Address of principal executive offices)

                                 (501) 676-9222
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                       Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   11,640,643

Transitional Small Business Disclosure Format (Check one):   Yes [ ]      No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiary at December 31, 1999 and June 30, 1999, the statements of operations for the three and six months ended December 31, 1999 and 1998, and the statements of cash flows for the six months ended December 31, 1999 and 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                        PET QUARTERS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31            JUNE 30
                                                                                       1999                 1999
                                                                                   ------------         ------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash                                                                            $    102,498         $     37,726
   Accounts receivable                                                                  251,207                2,654
   Inventories                                                                        1,714,180               33,783
   Deferred advertising costs                                                           369,000                   --
   Prepaid expenses and other current assets                                             17,330                2,250
                                                                                   ------------         ------------
Total current assets                                                                  2,454,215               76,413

Property, plant and equipment:
     Land                                                                               225,000              225,000
     Buildings and improvements                                                         744,405              708,600
     Furniture and equipment                                                            447,422               35,072
                                                                                   ------------         ------------
                                                                                      1,416,827              968,672
Less accumulated depreciation                                                           (38,923)             (33,185)
                                                                                   ------------         ------------
                                                                                      1,377,904              935,487
Goodwill, net of accumulated amortization of $697,514 at
  December 31, 1999                                                                   7,615,762                   --
Intangible assets, net of accumulated amortization                                       37,910               30,385
                                                                                   ------------         ------------
Total assets                                                                       $ 11,485,791         $  1,042,285
                                                                                   ============         ============

            See Notes to Condensed Consolidated Financial Statements


                                                                                    DECEMBER 31            JUNE 30
                                                                                       1999                 1999
                                                                                   ------------         ------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  1,686,137         $    203,394
   Accrued expenses                                                                     420,806               12,613
   Short-term notes payable                                                             190,000                   --
   Bridge loan payable                                                                4,830,000                   --
   Current portion of notes and capital leases payable                                   93,168                   --
   Note payable to related party                                                        758,222              325,000
                                                                                   ------------         ------------
Total current liabilities                                                             7,978,333              541,007

Long-term portion of notes and capital leases payable                                   241,556                   --
                                                                                   ------------         ------------
Total liabilities                                                                     8,219,889              541,007

Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000 shares authorized;
     11,600,643 and 9,800,195 shares issued and outstanding at December
     31, 1999 and June 30, 1999, respectively                                            11,600                9,800
   Additional paid-in capital                                                         9,392,401            2,498,867
   Accumulated deficit                                                               (5,871,127)          (1,868,444)
                                                                                   ------------         ------------
                                                                                      3,532,874              640,223
   Less unamortized stock compensation                                                 (266,972)            (138,945)
                                                                                   ------------         ------------
Total stockholders' equity                                                            3,265,902              501,278
                                                                                   ------------         ------------
Total liabilities and stockholders' equity                                         $ 11,485,791         $  1,042,285
                                                                                   ============         ============


            See Notes to Condensed Consolidated Financial Statements

                        Pet Quarters, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)



                                              SIX MONTHS ENDED DECEMBER 31             THREE MONTHS ENDED DECEMBER 31
                                               1999                 1998                 1999                 1998
                                           ------------         ------------         ------------         ------------
Sales                                      $  6,198,900         $    138,858         $  3,688,148         $     80,403
Cost of sales                                 4,113,152               89,862            2,434,945               56,348
                                           ------------         ------------         ------------         ------------
                                              2,085,748               48,996            1,253,203               24,055
Operating expenses and costs:
Selling                                         971,901              227,128              596,452               78,234
Administrative and general                    2,113,155              159,731            1,470,949               92,033
Depreciation and amortization                   757,746                9,959              445,783                4,500
                                           ------------         ------------         ------------         ------------
                                              3,842,802              396,818            2,513,184              174,767
                                           ------------         ------------         ------------         ------------
Loss from operations                         (1,757,054)            (347,822)          (1,259,981)            (150,712)

Other income (expense):
Interest expense                               (261,529)                  --             (149,913)                  --
Bridge loan origination fee                    (651,671)                  --                   --                   --
Troubled debt                                (1,339,461)                  --           (1,339,461)                  --
restructuring expense
Interest income                                   7,032                2,949                7,032                   --
                                           ------------         ------------         ------------         ------------
                                             (2,245,629)               2,949           (1,482,342)
                                           ------------         ------------         ------------         ------------
Loss before income tax benefit               (4,002,683)            (344,873)          (2,742,323)            (150,712)

Income tax benefit                                   --                   --                   --                   --
                                           ------------         ------------         ------------         ------------
Net loss                                   $ (4,002,683)        $   (344,873)        $ (2,742,323)        $   (150,712)
                                           ============         ============         ============         ============

Net loss per common share:
Basic                                      $      (0.36)        $      (0.03)        $      (0.24)        $      (0.01)
Diluted                                    $      (0.34)        $      (0.03)        $      (0.22)        $      (0.01)

Basic Shares                                 11,050,562           11,560,000           11,399,962           11,560,000
Diluted Shares                               11,611,474           11,560,000           12,296,784           11,560,000


            See Notes to Condensed Consolidated Financial Statements

                        Pet Quarters, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED DECEMBER 31
                                                                                       1999                 1998
                                                                                   ------------         ------------
OPERATING ACTIVITIES
Net (loss)                                                                         $ (4,002,683)        $   (344,873)
Adjustments to reconcile net loss to net cash used in
  used in operating activities
      Depreciation                                                                       59,960                9,959
      Amortization of goodwill                                                          697,514                   --
      Convertible debt issued                                                           626,452                   --
      Amortization of loan origination fee                                            1,134,681                   --
      Amortization of stock compensation expense                                        237,754                   --
      Non-cash compensation                                                              47,813                   --
      Bridge loan default penalty refinanced                                            230,000                   --
      Stock issued for services                                                          18,420                   --
      Changes in operating assets and liabilities,
        net of acquisition
      Accounts receivable                                                               (88,238)               2,075
      Inventories                                                                       421,130               14,433
      Prepaid expenses and other current assets                                        (156,616)               6,468
      Other assets                                                                       (7,173)                  --
      Accounts payable                                                                   (8,504)              29,544
      Accrued expenses                                                                  188,781               (6,173)
                                                                                   ------------         ------------
Net cash used in operating activities                                                  (600,709)            (288,567)

INVESTING ACTIVITIES
Acquisition of Humboldt, net of cash                                                 (4,448,454)              (6,876)
Purchases of property, plant, and equipment                                             (41,999)              (5,064)
                                                                                   ------------         ------------
Net cash used in investing activities                                                (4,490,453)             (11,940)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                  150,000                   --
Proceeds from notes payable and bridge loan                                           5,098,171                   --
Payments on notes payable and capital leases                                            (92,237)                  --
                                                                                   ------------         ------------
Net cash provided by financing activities                                             5,155,934
                                                                                   ------------         ------------
Net increase (decrease) in cash                                                          64,772             (300,507)
Cash at beginning of period                                                              37,726              375,843
                                                                                   ------------         ------------
Cash at end of period                                                              $    102,498         $     75,336
                                                                                   ============         ============

Shares issued for the acquisition of Humboldt
  Industries                                                                          4,600,000                   --

            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Pet Quarters, Inc. ("Pet Quarters") and Subsidiary (collectively, the "Company") was organized under the laws of the state of Arkansas on May 22, 1997, for the purpose of marketing and selling pet supplies over the Internet. From May 22, 1997 to June 30, 1997, the Company had no operations.

THE COMPANY HAS SOLD COMMON STOCK IN OFFERINGS THAT WERE EXEMPT FROM REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). THE COMPANY'S COMMON STOCK IS CURRENTLY TRADED ON THE OTC BULLETIN BOARD.

BASIS OF PRESENTATION

In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a basis consistent with prior periods reported consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

The financial information as of June 30, 1999 is derived from the Company's Annual Report on Form 10-SB for the Fiscal Year Ended June 30, 1999 as filed with the Securities Exchange Commission. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-SB.

CONSOLIDATION

The consolidated financial statements include the accounts of PQ Acquisition Company, Inc. ("PQ Acquisition") which was organized in August 1999 for the sole purpose of acting as an intermediate corporation to acquire Humboldt Industries, Inc. ("Humboldt") and Maplewood Industries, Inc. ("Maplewood") (collectively, Humboldt and Maplewood shall be referred to as

"Humboldt Industries"). PQ Acquisition currently owns all of the issued and outstanding shares of stock of Humboldt Industries. All of the stock of PQ Acquisition is owned by Pet Quarters.

The financial statements include the accounts of the Company and its wholly owned subsidiaries beginning August 1, 1999.

INVENTORIES

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventory at December 31, 1999 and June 30, 1999, consists of pet supplies purchased for retail sale.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five years for furniture and equipment to thirty-nine years for buildings and improvements.

STOCK-BASED COMPENSATION

The company records stock based compensation using provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic consolidated financial statements. Such provisions require the company to recognize compensation cost over the vesting period for the difference between the quoted market price of an award at the date of grant and the purchase or exercise price of the shares.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from 3 to 5 years.

CONCENTRATION OF CREDIT RISK

The Company's services are provided primarily to customers throughout the United States. The Company receives payment largely by customers' use of credit cards for internet and catalog sales and, for sales by Humboldt to pet care professionals and veterinarians, the Company performs ongoing credit evaluations and generally does not require collateral. Historically, credit losses have been within management's expectations.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment of merchandise, net of an allowance for estimated customer returns.

IMPAIRMENT OF ASSETS

The Company accounts for any impairment of its long-lived assets using Statement of Consolidated Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  AVERAGE SHARES OUTSTANDING

The following table sets forth the reconciliation of average shares outstanding for purposes of calculating Basic and Diluted loss per share for the periods indicated:


                                                         SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                            DECEMBER 31,                           DECEMBER 31,
                                                    1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Average shares outstanding - Basic                11,050,562          11,560,000          11,399,962          11,560,000
Net effect of dilutive stock options -
   based on the treasury stock method                424,431                  --             623,861                  --
Assumed conversion of 100% of
   convertible debentures                            136,481                  --             272,961                  --
                                                ------------        ------------        ------------        ------------
Average shares outstanding - Diluted              11,611,474          11,560,000          12,296,784          11,560,000
                                                ============        ============        ============        ============


NOTE 3.  STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a Management Incentive Plan under which shares of the Company's stock are granted to employees. The shares are restricted for one year following the date of grant and require that the employee remain in continuous employment for a period of one year from the date of grant unless waived by management and approved by the board of directors.

In the six months ended December 31, 1999, the Company granted stock awards to employees in the amount of 95,000 shares. The Company has waived the employment period for two employees in the amount of 150,000 shares issued in a prior period and canceled 10,000 shares previously issued to a terminated employee.

During the six months ended December 31, 1999, the Company granted 200,000 options to a key employee at the fair market value at the date of the grant of $2.96875. Also, the Company engaged an advisor and granted options to purchase 570,350 shares at the fair market value at the date of grant of $1.00. These options vest on a monthly basis beginning in December 1999.

NOTE 4.  ACQUISITION

On August 1, 1999, the Company acquired 100% of the outstanding stock of Humboldt Industries and Maplewood Industries, for $4.6 million cash and 1,146,417 shares of the Company's common stock, valued at $4.6 million on the date of the acquisition. Humboldt is in the pet supply catalog business and distributes two pet catalogs - Home Pet Shop and the Dog's Outfitter - to retail and wholesale customers throughout the United States and in selected foreign markets. The acquisition was accounted for as a purchase transaction. The purchase price allocated to assets and liabilities acquired based on preliminary information and is subject to change. The preliminary allocation of purchase price results in goodwill in the amount of approximately $8.3 million. Goodwill is amortized over a five year life. The cash paid was financed through a bridge loan by borrowing $4.6 million from Sun Valley Trust (the "Trust"). This loan was due in full on October 1, 1999 with an interest rate of 12.5% (the "Bridge Loan"). Some of the investors in the Trust are also employees of the Company. In conjunction with the Bridge Loan transaction, the Company issued 153,334 share of Common Stock with an estimated value of $651,671 as payment for origination of the loan. This origination fee was amortized over the term of the loan from August 1, 1999 through October 1, 1999. In addition, the Company issued 4,334 shares of Common Stock with an estimated value of $18,420 for attorney fees associated with the Bridge Loan. The common stock of Humboldt and Maplewood is pledged as security for the Bridge Loan.

On October 2, 1999, the Company went into default on the $4.6 million Bridge Loan. This Bridge Loan was extended on November 10, 1999 with key changes from the original agreement as follows: The interest rate was reduced from 12.5% to 10%, interest in the amount of $204,723 was paid current, penalties in the amount of $230,000 were added to the principal balance (total principal $4,830,000), $20,000 in interest payments are due monthly with the remainder to accrue and be paid upon funding. On November 10, 1999, the Company issued an additional 275,000 restricted shares to the trust at a value equal to the average market value of $1.756 or $626,452. The terms of the extension required a partial principal payment of $1,000,000 by February 10, 2000. This payment was made on February 3, 2000 as required. The remaining principal balance plus accrued interest will be due in full on May 10, 2000. In addition, as a condition to the extension of the Bridge Loan, the Company was required to pay all accrued but unpaid interest and fees in the amount of $204,723 (the "Interest Payment"). Shareholders Michael D. Parnell and the Matthew J. Hoff Trust agreed to loan the Company the money to make the Interest Payment. The loans to make the Interest Payment are due in full on May 10, 2000, together with interest at the rate of 10% per annum. Alternatively, Mike Parnell and the Matthew J. Hoff Trust may elect to convert all or any part of the loans into Pet Quarters common shares at $.50 per share. On January 27, 2000, Mike Parnell and the Matthew J. Hoff Trust converted the loans to 409,446 shares of Pet Quarters common stock. The Company expensed a portion of the costs associated with these loans in the second quarter.

The operations of Humboldt Industries have been consolidated with the operations of the Company beginning August 1, 1999. Pro forma unaudited information, which includes goodwill amortization and bridge loan interest expense, as if the Humboldt Industries and Maplewood Industries acquisition occurred as of June 30, 1999 is as follows:


                                                         SIX MONTHS ENDED
                                                            DECEMBER 31
                                                    1999                 1998
                                                ------------         ------------
Sales                                           $  7,418,949         $  6,783,425
Cost of sales                                     (4,925,868)          (4,477,060)
Operating expenses                                (4,190,649)          (3,841,010)
Other income (expenses)                           (2,248,008)          (2,156,010)
                                                ------------         ------------
Net loss                                        $ (3,945,576)        $ (3,690,655)
                                                ============         ============
Basic loss per share                            $      (0.36)        $      (0.32)
                                                ============         ============
Diluted loss per share                          $      (0.34)        $      (0.32)
                                                ============         ============

The above pro forma unaudited information does not purport to be indicative of the results which actually would have occurred had the acquisition been made at the beginning of the respective periods.

NOTE 5.  OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment - internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three months ended December 31, 1999 and 1998 and for the six months ended December 31, 1999 and 1998 is as follows:


                                                     SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                       DECEMBER 31,                              DECEMBER 31,
                                               1999                 1998                 1999                 1998
                                           ------------         ------------         ------------         ------------
Net Sales:
  Internet                                 $    315,206         $    138,858         $    213,923         $     80,403
  Catalog                                     5,883,694                   --            3,474,225                   --
                                           ------------         ------------         ------------         ------------
  Total                                    $  6,198,900         $    138,858         $  3,688,148         $     80,403
                                           ============         ============         ============         ============

Loss from operations:
  Internet                                 $ (1,555,781)        $   (347,822)        $   (939,835)        $   (150,712)
  Catalog                                      (201,273)                  --             (320,146)                  --
                                           ------------         ------------         ------------         ------------
  Total                                    $ (1,757,054)        $   (347,822)        $ (1,259,981)        $   (150,712)
                                           ============         ============         ============         ============


Although the Company sells the same product at the same price to retail customers through the internet and catalog segments, the means of selling is different with the internet segment having the potential for a much broader distribution with far more customers that can be reached through the traditional catalog distribution. Revenues by geographical location of customer is not practical to determine.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis contains some forward looking statements which are based upon the plans, goals, and objectives of the Company and its management. Such statements are subject to various risks and uncertainties, including the inability of the Company to secure ongoing financing. This risk is most important with respect to the May 10, 2000 payment on the loan secured by the stock of Humboldt and Maplewood ("Bridge Loan"). The Company has additional loans which are demand loans and could require additional infusions of capital. The Company's longer term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties, risks, and may cause actual results to vary materially from those stated plans, goals, and objectives outlined below. Unless otherwise indicated, this discussion covers the period beginning on September 30, 1999 and concluding on December 31, 1999.

Assets: The total assets as of December 31, 1999 were $11,485,791. The Company had total current assets of $2,454,215. This amount includes $102,498 in cash and $1,714,180 in inventory.

Long-Term Assets include Land, Building and Improvements, Furniture and Fixtures. The total of these items, net of Accumulated Depreciation of $38,923, was $1,416,827 at December 31, 1999. The Pet Quarters acquisition of Humboldt Industries included all business assets except the land and building (approximately 63,500 square feet). Pet Quarters is currently paying $20,000 monthly to lease the land and building in Hazelton, PA under a five-year non-cancelable operating lease with the former owners of Humboldt Industries. Pet Quarters has an option to purchase the Hazelton facility, which consists of the building and ten (10) acres of land in the Humboldt Industrial Park in Hazelton, PA, for two million five hundred thousand ($2,500,000) for a term of five (5) years expiring August 5, 2004.

Goodwill in the amount of $7,615,762 is net of accumulated amortization of $697,514 as of December 31, 1999. This amount represents the unamortized balance of the excess paid above the fair market value of the net assets of Humboldt Industries. This goodwill is being amortized over a period of five years.

Liabilities: The current liabilities include accounts payable, accrued expenses, notes payable, Bridge Loan payable, current portion of notes and capital leases payable, and notes payable to related parties. Current liabilities total $7,978,333 at December 31, 1999. Subsequently, the Bridge Loan payable was reduced by one million ($1,000,000) in February 2000 as required in the Bridge Loan extension agreement dated November 10, 1999. The balance of this note is due May 10, 2000. The long-term liabilities contain that portion of notes and capital leases with maturities exceeding one year. Total liabilities at December 31, 1999 were $8,219,889.

Equity: On December 31, 1999, Total Stockholders Equity was $3,265,902. Included in this figure is a Retained Deficit of $5,871,127 and Additional Paid-in Capital of $9,392,401. Unamortized stock compensation of $266,972 reflects the issuance of common stock at a discount to current market prices. This amount was expensed during the period.

Liquidity and Capital Resources: The Company is obligated to reduce the principal of the $4,830,000 Bridge Loan by $1,000,000 on February 10, 2000. The Company made a $1,000,000 payment on February 3, 2000 thereby extending the Bridge Loan to May 10, 2000. The Company believes the May 10, 2000 payment will be made on a timely basis. If the payment is not made, the Sun Valley Trust could dispose of the collateral after the May 10, 2000 maturity. The Company is current on all debt and interest obligations and does not anticipate an adverse impact on operations in the future. The Company is negotiating with certain parties to provide financing to eliminate the Bridge Loan obligation.

Results of Operations: For the six month period ended December 31, 1999 as compared to the six month period ended December 31, 1998.

Sales for the period ending December 31, 1998 include five (5) months of Humboldt Industries and six (6) months of Pet Quarters. The Humboldt Industries acquisition occurred as of August 1, 1999.

Sales increased during the period primarily due to the Humboldt Industries acquisition, but Internet sales increased as well. Sales for the period ending December 31, 1999 were $6,198,900, of which $213,923 were Internet sales and $5,984,977 were catalog sales, as compared to $138,858, all of which were Internet sales, during the same period in 1998. This was a 4,364% increase in total sales.

Cost of Goods Sold increased during the period to $4,113,152 from $89,862 in the prior period due the Humboldt Industries acquisition. Cost of Goods Sold for the period included $74,212 that were Internet related and $4,038,940 were associated with the catalog. This cost increase of 4,477% is consistent with the increase in sales. Cost of Goods Sold totaled sixty six (66) percent of sales for the period.

Selling Expenses increased to $971,901 from $227,128 from 1998 to 1999 due to the additional costs associated with the purchase of Humboldt Industries. Selling expenses for the period ending December 31, 1999 consisted of $185,303 which were Internet related and $786,598 for catalog sales. Selling expenses for 1998 consisted entirely of Internet sales. Catalog costs incurred were for catalog creation, art supplies, postage, and printing costs. This increase of 328% is sixteen percent of sales for the period ending 1999.

General and Administrative Expenses increased to $2,113,155 for the period ending December 1999 as compared to $159,731 for the same period in 1998. These expenses for the 1999 period were $812,814 Internet related and $1,300,341 incurred by the catalog division. This is a 1,223% increase in total general and administrative expenses from the prior period. These expenses reflect thirty four (34) percent of Sales for the period ending December 31, 1999.

Depreciation and Amortization expense increased to $757,746 in 1999 as compared to $9,959 in 1998. The increased amortization in 1999 reflects a five-year goodwill schedule. The Company is amortizing $420,405 per quarter of Goodwill in relation to the purchase of Humboldt Industries. Amortization reflecting stock grants outstanding and the issuance of a convertible note are also included in this section.

Interest Expense increased to $261,529 in the 1999 period from $0 in 1998. These expenses include interest on the outstanding balances on the Bridge Loan and other notes. Interest expenses are four percent of sales in the period ending December 1999.

Bridge Loan origination fees in the form of 153,334 shares in the amount of $651,671 were amortized over a two-month period, which has been reflected at fair market value at the time of the issuance. There was no corresponding expense in 1998.

Troubled debt was expensed in the amount of $1,339,461, which included 275,000 restricted common shares valued at current market price of $483,010. The $230,000 Bridge Loan penalty and the current market value of the shares allocated in a convertible note were expensed.

Income Tax Benefit: The Company currently has substantial net operating losses (NOL's) from inception through December 31, 1999. At this time, no income tax benefit has been recognized.

Net Loss: The Company had a net loss of $4,002,683 for the six months ending December 31, 1999 as compared to a loss of $344,873 for the same period in 1998. The loss incurred was increased by non-cash items including goodwill amortization related to the purchase of Humboldt Industries, stock grant amortization, amortization of the fees for loan origination and the troubled debt restructuring with the Sun Valley Trust and the amortization relating to a convertible note. The 1999 net loss reflects a 1,061% increase in the net loss from the prior period.

Results of Operations: Three months ended December 31, 1999 as compared to the three months ended December 31, 1998.

Sales for the period ended December 31, 1999 were $3,688,148 as compared to $80,403 for the same period in 1998. The 1999 sales consisted of $213,923 relating to Internet sales and $3,474,225 from catalog sales. The 1998 sales were entirely related to Internet sales. Internet sales for the period 1999 increased 166% as compared to the same period in 1998. The total sales increased 4,487% as compared to 1998.

Cost of Goods Sold increased to $2,434,945 in 1999 and compared to $56,348 in 1998. The 1999 Cost of Goods Sold consisted of $74,212 relating to Internet sales and $2,360,733 from catalog sales. The 1998 sales were entirely related to Internet sales. Internet cost of goods sold increased to $74,212 during the 1999 period, which was a 32% increase from the same period in the prior year. Cost of goods sold increased 4,221% as compared to 1998. Total cost of goods sold for 1999 was 66% of total sales in 1999.

Selling Expenses increased to $596,452 in the 1999 period from $78,234 in the same period in 1998. This is a 662% increase from the same period in 1998. The increase was primarily the result of catalog costs not previously incurred. Selling expenses are 16% of sales for the quarter ending December 31, 1999.

General and Administrative expenses were $1,470,949 in the December quarter of 1999 as compared to $92,033 in the same period in 1998. The 1,498% increase is primarily attributed to the purchase of Humboldt Industries. General and administrative expenses were 40% of sales during the quarter ended December 31, 1999.

Depreciation and amortization increased to $445,783 for the December quarter in 1999 as compared to $4,500 for the same quarter in 1998. The increase includes a five-year amortization schedule of goodwill related to the purchase of Humboldt Industries and the amortization of stock grants. The Company recognizes $420,405 in Goodwill amortization quarterly.

Interest expense increased from $ 0 in the December quarter of 1998 to $149,913 for the same quarter in 1999. The increase is attributed to interest on various notes payable including the Bridge Loan. Also, interest was expensed in relation to the convertible note issued in the December 1999 quarter. Interest expense was 4% of sales during the quarter ending December 1999.

The Company has substantial net operating losses (NOL's) from inception through December 31, 1999. At this time, no income tax benefit has been recognized.

The Company lost $2,742,323 during the three months ending December 31, 1999 as compared to $150,712 in 1998. The loss incurred was impacted by non-cash items including goodwill amortization, stock grant amortization, the expensed Bridge Loan extension, and a portion of a convertible note issued during the December 1999 quarter.

Year 2000 Disclosures: The Company contracts with PSI NET as host of the Pet Quarters web-site and as its Internet Commerce Provider. The Company experienced no Year 2000 problems and incurred no material cost associated with Year 2000. The Company believes the risk to the business is no longer an issue. Pet Quarters' agreement with PSI NET assures that no Year 2000 problems exist and does not anticipate that a contingency plan would be needed.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Pet Quarters is not currently involved in any lawsuits as a plaintiff or defendant and has no knowledge of any pending legal action.


ITEM 2. CHANGES IN SECURITIES.

         a) There have been no material changes defining the rights of the common stockholders. At this time, common stock is the only class of security in Pet Quarters.

         b) Common stock issued by the Company during the second period was as follows:

            (1) One (1) accredited investor purchased 136,364 shares of restricted stock.

            (2) 275,000 shares of restricted stock were issued to the Sun Valley
                Trust for an extension of the Bridge Loan until May 10, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company entered into a loan agreement from the Sun Valley Trust in August 1999 to purchase Humboldt Industries. Pet Quarters borrowed $4,600,000, which matured October 1, 1999 (the "Bridge Loan"). The Company was in default on the Bridge Loan until November 10, 1999, at which time the loan was extended until February 10, 2000. At that time, a principal payment of $1,000,000 was required to extend the loan until May 10, 2000. This $1,000,000 payment was made prior to the February 10, 2000 due date and the loan has been extended until May 10, 2000. As part of the original Bridge Loan agreement, a five percent (5%) penalty was added to the principal, which increased the Bridge Loan to $4,830,000. The Bridge Loan is secured by the stock of Humboldt Industries. Currently, the Bridge Loan is current on all interest and has a balance of $3,830,000, which is due on May 10, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company has not submitted any matters to the stockholders during this period.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit No.      Description

            27.1          Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PET QUARTERS, INC.
                                          (Registrant)


Date   February 22, 2000                    /s/ Steve Dempsey
     -----------------------              --------------------------------------
                                          Steve Dempsey, President

Date   February 22, 2000                    /s/ Gregg Rollins
     -----------------------              --------------------------------------
                                          Gregg Rollins, Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------
 27.1               Financial Data Schedule