Form 10QSB/A
period 1999-12-31
PET QUARTERS INC
filed 2000-03-09
CIK 1043774

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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


On October 2, 1999, the Company went into default on the $4.6 million Bridge Loan. This Bridge Loan was extended on November 10, 1999 with key changes from the original agreement as follows: The interest rate was reduced from 12.5% to 10%, interest in the amount of $204,723 was paid current, penalties in the amount of $230,000 were added to the principal balance (total principal $4,830,000) and $20,000 in interest payments are due monthly with the remainder to accrue and be paid upon funding. On November 10, 1999, the Company issued an additional 275,000 restricted shares to the trust at a value equal to the average market value of $1.756 or $483,000. The terms of the extension required a partial principal payment of $1,000,000 by February 10, 2000. This payment was made on February 3, 2000 as required. The remaining principal balance plus accrued interest will be due in full on May 10, 2000. In addition, as a condition to the extension of the Bridge Loan, the Company was required to pay all accrued but unpaid interest and fees in the amount of $204,723 (the "Interest Payment").

Shareholders Michael D. Parnell and the Matthew J. Hoff
Trust agreed to loan the Company the money to make the Interest Payment. The loans to make the Interest Payment are due in full on May 10, 2000, together with interest at the rate of 10% per annum. Alternatively, Mike Parnell and the Matthew J. Hoff Trust may elect to convert all or any part of the loans into Pet Quarters common shares at $.50 per share. On January 27, 2000, Mike Parnell and the Matthew J. Hoff Trust converted the loans to 409,446 shares of Pet Quarters common stock. The Company expensed the total amount of the beneficial conversion feature related to the shareholder loans in the second quarter.


     The beneficial conversion feature totaled $626,452. The beneficial conversion feature was computed based on the difference between the closing price for the Company's stock on November 10, 1999 of $2.03 and the conversion price of $.50 multiplied by the number of share received on the conversion.

     Components of the troubled debt restructuring cost included in the operating results for the three months and six months ended December 31, 1999 are as follows:


     Penalties added to the principal balance               $   230,000
     Extension fee paid to the Trust in the form of
       275,000 shares                                           483,009
     Beneficial conversion feature of loans from
       shareholders                                             626,452
                                                            -----------
                                                            $ 1,339,461
                                                            ===========





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


            27.1*         Financial Data Schedule

     *   Previously filed

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PET QUARTERS, INC.
                                          (Registrant)


Date   March 9, 2000                        /s/ Steve Dempsey
     -----------------------              --------------------------------------
                                          Steve Dempsey, President

Date   March 9, 2000                        /s/ Gregg Rollins
     -----------------------              --------------------------------------
                                          Gregg Rollins, Chief Financial Officer