Form 10QSB
period 2000-03-31
PET QUARTERS INC
filed 2000-05-15
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

               For the transition period from ________ to________


                        Commission file number__________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,369,613.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiary at March 31, 2000 and June 30, 1999, the statements of operations for the three and nine months ended March 31, 2000 and 1999, and the statements of cash flows for the nine months ended March 31, 2000 and 1999, have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                        PET QUARTERS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31            JUNE 30
                                                            2000               1999
                                                        ------------       ------------
                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash                                                 $    113,049       $     37,726
   Accounts receivable                                       349,944              2,654
   Inventories                                             1,564,437             33,783
   Deferred advertising costs                                486,000                 --
   Assets held for sale                                      500,000                 --
   Prepaid expenses and other current assets                   6,665              2,250
                                                        ------------       ------------
Total current assets                                       3,020,095             76,413

Property, plant and equipment:
     Land                                                         --            225,000
     Buildings and improvements                               35,805            708,600
     Furniture and equipment                                 469,867             35,072
                                                        ------------       ------------
                                                             505,672            968,672
Less accumulated depreciation                                (31,616)           (33,185)
                                                        ------------       ------------
                                                             474,056            935,487
Goodwill, net of accumulated amortization of
$1,113,179 at
  March 31, 2000                                           7,200,097                 --
Intangible assets, net of accumulated amortization           158,150             30,385
                                                        ------------       ------------
Total assets                                            $ 10,852,398       $  1,042,285
                                                        ============       ============

            See Notes to Condensed Consolidated Financial Statements

                                                                      MARCH 31            JUNE 30
                                                                        2000               1999
                                                                    ------------       ------------
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  1,590,248       $    203,394
   Accrued expenses                                                      386,681             12,613
   Short-term notes payable                                               90,000                 --
   Bridge loan payable                                                 3,830,001                 --
   Current portion of notes and capital leases payable                    93,168                 --
   Notes payable to related party                                        690,178            325,000
                                                                    ------------       ------------
Total current liabilities                                              6,680,276            541,007

Long-term portion of notes and capital leases payable                    222,732                 --
                                                                    ------------       ------------
Total liabilities                                                      6,903,008            541,007

Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000 shares authorized;
     13,369,613 and 9,800,165 shares issued and outstanding at
March 31,
     2000 and June 30, 1999, respectively                                 13,370              9,800
   Additional paid-in capital                                         13,459,064          2,498,867
   Accumulated deficit                                                (9,323,124)        (1,868,444)
                                                                    ------------       ------------
                                                                       4,149,310            640,223
   Less unamortized stock compensation                                  (199,920)          (138,945)
                                                                    ------------       ------------
Total stockholders' equity                                             3,949,390            501,278
                                                                    ------------       ------------
Total liabilities and stockholders' equity                          $ 10,852,398       $  1,042,285
                                                                    ============       ============

            See Notes to Condensed Consolidated Financial Statements

                        Pet Quarters, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)


                                  NINE MONTHS ENDED MARCH 31,    THREE MONTHS ENDED MARCH 31,
                                     2000            1999            2000             1999
                                 ------------    ------------    ------------    ------------
Sales                            $  9,873,570    $    204,059    $  3,674,670    $     65,202
Cost of sales                       6,744,788         132,230       2,631,636          42,369
                                 ------------    ------------    ------------    ------------
                                    3,128,782          71,829       1,043,034          22,833
Operating expenses and costs:
Selling                             1,483,788         300,422         511,886          89,890
Administrative and general          5,059,502         271,879       2,946,347         102,777
Depreciation and amortization       1,253,336          28,746         495,590          11,582
                                 ------------    ------------    ------------    ------------
                                    7,796,626         601,047       3,953,823         204,249
                                 ------------    ------------    ------------    ------------
Loss from operations               (4,667,844)       (529,218)     (2,910,789)       (181,416)

Other income (expense):
Interest expense                     (402,737)           (289)       (141,207)             --
Amortization of                      (651,671)             --              --              --
bridge loan origination fee
Troubled debt restructuring        (1,339,461)             --              --              --
expense
Write down of land & building
to estimated net realizable          (400,000)             --        (400,000)
value
Interest income                         7,033           2,950              --            (268)
                                 ------------    ------------    ------------    ------------
                                   (2,786,836)          2,661        (541,207)           (268)
                                 ------------    ------------    ------------    ------------
Loss before income tax benefit     (7,454,680)       (526,557)     (3,451,996)       (181,684)

Income tax benefit                         --              --              --              --
                                 ------------    ------------    ------------    ------------
Net loss                         $ (7,454,680)   $   (526,557)   $ (3,451,996)   $   (181,684)
                                 ============    ============    ============    ============

 Net loss per common share:
 Basic                           $      (0.65)   $      (0.05)   $      (0.28)   $      (0.02)
 Diluted                         $      (0.65)   $      (0.05)   $      (0.28)   $      (0.02)

 Basic Shares                      11,519,146      11,560,000      12,340,531      11,560,000
 Diluted Shares                    12,134,883      11,560,000      13,338,881      11,560,000

            See Notes to Condensed Consolidated Financial Statements

                        Pet Quarters, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED MARCH 31
                                                                 2000               1999
                                                             ------------       ------------
OPERATING ACTIVITIES
Net (loss)                                                   $ (7,454,680)      $   (526,557)
Adjustments  to reconcile  net loss to net cash
used in
  Expense of operating activities
      Depreciation                                                140,157             28,746
      Amortization of goodwill                                  1,113,179                 --
      convertible debt issued                                     626,452                 --
      Amortization of loan origination fee                      1,134,681                 --
      Amortization of stock compensation                          339,806                 --
expense
      Stock options issued for services                           778,652                 --
      Stock issued for Wellstone                                  557,453                 --
      Non-cash compensation                                        47,813                 --
      Bridge loan default penalty refinanced                      230,000                 --
      Stock issued for services                                    18,420                 --
      Writedown  of building  and land held for                   400,000                 --
sale
  Changes in operating assets and liabilities, net of
        acquisition:
      Accounts receivable                                        (186,975)             1,747
      Inventories                                                 570,873             34,606
      Prepaid expenses and other current assets                  (273,616)                --
      Other assets                                                  3,492                 --
      Accounts payable                                           (104,393)            42,880
      Accrued expenses                                            154,656             (5,010)
                                                             ------------       ------------
Net cash used in operating activities                          (1,904,030)          (423,588)

INVESTING ACTIVITIES
Acquisition of Humboldt, net of cash                           (4,448,454)                --
Purchase and development of web site                             (120,241)                --
Purchases of property, plant, and equipment                      (115,347)           (39,801)
                                                             ------------       ------------
Net cash used in investing activities                          (4,490,453)           (39,801)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                          2,642,605                 --
Proceeds from notes payable and bridge loan                     5,231,850            100,000
Payments on notes payable and capital leases                   (1,211,060)                --
                                                             ------------       ------------
Net cash provided by financing activities                       6,663,395            100,000
                                                             ------------       ------------
Net increase (decrease) in cash                                    75,323           (363,843)
Cash at beginning of period                                        37,726            375,843
                                                             ------------       ------------
Cash at end of period                                        $    113,049       $     12,454
                                                             ============       ============
Shares issued for the acquisition of Humboldt
  Industries                                                 $  4,600,000                 --

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

BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements included herein have been prepared on a basis consistent with prior periods reported consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

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

The financial information as of June 30, 1999 is derived from the Company's Form 10-SB for the Fiscal Year Ended June 30, 1999 as filed with the Securities and Exchange Commission. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-SB.

CONSOLIDATION

The consolidated financial statements include the accounts of PQ Acquisition Company, Inc. ("PQ Acquisition") which was organized in August 1999 for the sole purpose of acting as an intermediate corporation to acquire Humboldt Industries, Inc. ("Humboldt") and Maplewood Industries, Inc. ("Maplewood") (collectively, Humboldt and Maplewood shall be referred to as "Humboldt Industries"). PQ Acquisition currently owns all of the issued and outstanding shares of stock of Humboldt Industries. All of the stock of PQ Acquisition is owned by Pet Quarters. The consolidated financial statements also include the accounts of Wellstone Acquisition Corporation which was acquired on March 6, 2000 (Note 4).

The financial statements include the accounts of the Company and Humboldt Industries beginning August 1, 1999.

INVENTORIES

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventory at March 31, 2000 and June 30, 1999, consists of pet supplies purchased for resale.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five years for furniture and equipment to thirty-nine years for buildings and improvements.

ASSETS HELD FOR SALE

Assets held for sale at March 31, 2000 represent land and building in Lonoke, Arkansas. The assets are reflected at the estimated sales price. In March 2000, the Company recorded a write-down in the carrying value of the land and building of $400,000.

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

INTANGIBLE ASSETS

Intangible assets, which include web site development costs, are amortized on a straight-line basis over their estimated lives, ranging from 3 to 5 years.

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

NOTE 2. AVERAGE SHARES OUTSTANDING

The following table sets forth the reconciliation of average shares outstanding for purposes of calculating Basic and Diluted loss per share for the periods indicated:

                                         NINE MONTHS ENDED               THREE MONTHS ENDED
                                              MARCH 31,                      MARCH 31,
                                       2000            1999            2000            1999
                                    ----------      ----------      ----------      ----------
Average shares outstanding -        11,519,146      11,560,000      12,340,531      11,560,000
Basic
Net effect of dilutive stock
options -
   based on the treasury stock
method                                 615,737              --         998,350              --
                                    ----------      ----------      ----------      ----------
Average shares outstanding -        12,134,883      11,560,000      13,338,881      11,560,000
Diluted                             ==========      ==========      ==========      ==========


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

In the nine months ended March 31, 2000, the Company granted stock awards to employees in the amount of 105,000 shares. The Company has waived the employment period for two employees in the amount of 150,000 shares issued in a prior period and canceled 10,000 shares previously issued to a former employee.

During the nine months ended March 31, 2000, the Company granted 200,000 options to a key employee at the fair market value at the date of the grant of $2.97. These options vest on December 31, 2000 and 2001.

The Company engaged an advisor and granted options to purchase 573,350 shares at the fair market value at the date of grant of $1.00. These options vest on a monthly basis beginning in December 1999 and are being allocated for based on the closing market price of the Company's common stock at each vesting date.

NOTE 4. ACQUISITIONS

Humboldt and Maplewood

On August 1, 1999, the Company acquired 100% of the outstanding stock of Humboldt Industries and Maplewood Industries, for $4.6 million cash and 1,146,417 shares of the Company's common stock, valued at $4.6 million on the date of the acquisition. Humboldt is in the pet supply catalog business and distributes two pet catalogs - Home Pet Shop and the Dog's Outfitter - to retail and wholesale customers throughout the United States and in selected foreign markets. The acquisition was accounted for as a purchase transaction. The purchase price was allocated to assets and liabilities acquired. The allocation of purchase price results in goodwill in the amount of approximately $8.3 million. Goodwill is amortized over a five year life. The cash paid was financed through a bridge loan by borrowing $4.6 million from Sun Valley Trust (the "Trust"). This loan was due in full on October 1, 1999 with an interest rate of 12.5% (the "Bridge Loan"). Some of the investors in the Trust are also employees of the Company. In conjunction with the Bridge Loan transaction, the Company issued 153,334 share of Common Stock with an estimated value of $651,671 as payment for origination of the loan. This origination fee was amortized over the term of the loan from August 1, 1999 through October 1, 1999. In addition, the Company issued 4,334 shares of Common Stock with an estimated value of $18,420 for attorney fees associated with the Bridge Loan. The common stock of Humboldt and Maplewood is pledged as security for the Bridge Loan.

On October 2, 1999, the Company went into default on the $4.6 million Bridge Loan. This Bridge Loan was extended on November 10, 1999 with key changes from the original agreement as follows: The interest rate was reduced from 12.5% to 10%, interest in the amount of $204,723 was paid current, penalties in the amount of $230,000 were added to the principal balance (total principal $4,830,000), $20,000 in interest payments are due monthly with the remainder to accrue and be paid upon funding. On November 10, 1999, the Company issued an additional 275,000 restricted shares to the trust at a value equal to the average market value of $1.756 or $626,452. The terms of the extension required a partial principal payment of $1,000,000 by February 10, 2000. This payment was made on February 3, 2000 as required. The remaining principal balance plus accrued interest will be due in full on May 10, 2000. In addition, as a condition to the extension of the Bridge Loan, the Company was required to pay all accrued but unpaid interest and fees in the amount of $204,723 (the "Interest Payment"). Shareholders Michael D. Parnell and the Matthew J. Hoff Trust agreed to loan the Company the money to make the Interest Payment. The loans to make the Interest Payment are due in full on May 10, 2000, together with interest at the rate of 10% per annum. Alternatively, Mike Parnell and the Matthew J. Hoff Trust may elect to convert all or any part of the loans into Pet Quarters common shares at $.50 per share. On January 27, 2000, Mike Parnell and the Matthew J. Hoff Trust converted the loans to 409,446 shares of Pet Quarters common stock. The Company expensed the costs associated with these loans in the second quarter.

On May 9, 2000, the Company retired the bridge note by paying cash of $2,421,500 and converting $1,408,500 of debt into 14,085 shares of $100 par convertible preferred stock.

Wellstone Acquisition Corporation

On March 6, 2000, the Company acquired all of the outstanding stock of Wellstone Acquisition Corporation "Wellstone" in exchange for 130,208 shares of Pet Quarters common stock. In addition, the Company paid professional and legal fees of $225,000 in conjunction with this transaction.

The acquisition was made pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. This rule allows nonreporting entities to acquire fully reporting entities and thereby become fully reporting. The Company made this acquisition in order to become fully reporting. It was subsequently determined that the Company would not utilize rule 12g-3(a) to become fully reporting. The Company has not yet identified an alternative use for Wellstone and has therefore expensed the entire cost of $782,453 during the quarter ended March 31, 2000 as a component of general and administrative expense.

WeRPets.com

On April 7, 2000 the Company entered into an agreement to acquire all of the outstanding stock of WeRPets.com, Inc. for $38,344 cash and 703,316 shares of the Company's Common Stock, valued at $2,461,606 at the date of acquisition. The Acquisition is to be accounted for as a purchase transaction. The purchase price of $2.5 million has preliminarily been allocated to goodwill and intangibles and will be amortized over a three year period.

Pro Forma Information

The operations of Humboldt Industries have been consolidated with the operations of the Company beginning August 1, 1999. The operations of WeRPets.com have been consolidated with the operations of the Company beginning April 7, 2000. Pro forma unaudited information, which includes goodwill amortization and bridge loan interest expense, as if the Humboldt Industries, Maplewood Industries and the WeRPets.com acquisitions occurred as of July 1, 1999 and 1998 is as follows:

                                            NINE MONTHS ENDED
                                                MARCH 31,
                                         2000               1999
                                     ------------       ------------
      Sales                          $ 11,093,619       $
      Cost of sales                    (7,557,504)
      Operating expenses               (9,230,307)
      Other income (expenses)          (2,827,548)
                                     ------------       ------------
      Net loss                       $ (8,521,740)      $
                                     ============       ============
      Basic loss per share           $      (0.69)      $
                                     ============       ============
      Diluted loss per share         $      (0.69)      $
                                     ============       ============

The above pro forma unaudited information does not purport to be indicative of the result which actually would have occurred had the acquisition been made at the beginning of the respective periods.

NOTE 5. EQUITY TRANSACTIONS

On January 27, 2000 $204,723 in debt was converted to 409,446 shares of common stock.

During the three months ended March 31, 2000 the Company issued 700,525 shares of stock for $1,471,102 under a subscription agreement at an issue price of $2.10 per share.

On March 15, 2000, the Company signed a $25 million equity line of credit agreement. Under this agreement, the Company will have the ability to draw cash for stock every twenty (20) trading days.

On February 23, 2000 the Company entered into a Common Stock and Warrants Purchase Agreement in the amount of $1,500,000 for 714,285 shares of the Company's common stock and warrants to purchase 150,000 shares of common stock. At March 31, 2000, pursuant to the agreement, $500,000 of stock and warrants are held in escrow and are contingently issuable based upon certain future events.

On March 6, 2000, the Company issued 130,208 shares of stock for the acquisition of Wellstone.

Subsequent to March 31, 2000, the Company raised $3,463,800 for 34,638 shares of convertible preferred stock via a Private Placement.

On May 5, 2000, the Company entered into a convertible debenture in the amount of $1,000,000. This loan accrued interest at a rate of 6%, and is due November 5, 2000. The loan can be converted into 723,798 shares of common stock at any time.

On April 7, 2000, the Company issued 703,316 share of common stock for the acquisition of WeRPets.com.

NOTE 6. OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment - internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three months ended March 31, 2000 and 1999 and for the nine months ended March 31, 2000 and 1999 is as follows:

                                      NINE MONTHS ENDED                     THREE MONTHS ENDED
                                           MARCH 31,                            MARCH 31,
                                   2000               1999               2000               1999
                               ------------       ------------       ------------       ------------
Net Sales:
  Internet                     $    435,179       $    204,059       $    173,973       $     65,202
  Catalog                         9,438,400                 --          3,500,697                 --
                               ------------       ------------       ------------       ------------
  Total                        $  9,873,570       $    204,059       $  3,674,670       $     65,202
                               ============       ============       ============       ============

Loss from operations:
  Internet                     $ (3,181,252)      $   (529,218)      $ (2,249,924)      $   (181,416)
  Catalog                        (1,486,592)                --           (660,865)                --
                               ------------       ------------       ------------       ------------
  Total                        $ (4,667,844)      $   (529,218)      $ (2,910,789)      $   (181,416)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains some forward-looking statements, which are based upon our plans, goals, and objectives for Pet Quarters, Inc. and its management. Such statements are subject to various risks and uncertainties, including our inability to secure ongoing financing. The most important risk concerns the cash to operate the businesses of Pet Quarters, Inc. We have additional loans, which are demand loans, which could require additional infusions of capital. Our longer-term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from the stated plans, goals, and objectives outlined below. Unless otherwise indicated, this discussion covers the period beginning on January 1, 2000 and concluding on March 31, 2000.

Assets: The total assets as of March 31, 2000 were $10,852,398 as compared to $1,042,285 from 1999. Most of the increase resulted from the purchase of Humboldt Industries in August 1999. We had current assets of $3,020,094 including cash of $113,049 and inventories of $1,564,437 as of March 31, 2000 as compared to current assets of $76,413 including cash of $27,726 and inventories of $33,783 as of June 30, 1999. As of April 13, 2000 we entered into a real estate contract to sell the Arkansas facility. These assets are reflected as Land and Building held for sale in the amount of $500,000. The Company recorded an expected loan on sale of $400,000 during the quarter.

Long-term fixed assets include land, building and improvements, and furniture and fixtures. These items total $474,056 net of accumulated depreciation as of March 31, 2000 as compared to $935,487 net of accumulated depreciation as of June 30, 1999. On April 14, 2000 we accepted an offer to sell the facility in Lonoke, Arkansas for $560,000 before expenses and commissions. The purchase of Humboldt Industries has eliminated the original purpose of the facility and we believe it is in the best interest of shareholders to increase our cash reserve or eliminate or reduce any debt outstanding with the sale.

Goodwill, net of accumulated amortization, was $7,200,097 as of March 31, 2000. The Goodwill reflects the amortization of the Humboldt Industries purchase. Currently, we are amortizing the purchase on a five-year schedule, which results in amortization $415,665 quarterly. The amortization of the Goodwill associated with Humboldt Industries will end in the first fiscal quarter of 2004. There was no corresponding entry from the prior period.

Intangible assets in the amount of $158,150 include capitalized costs associated with our website. We anticipate website design and development costs will continue and will be capitalized in conformity with Statement of Position (SOP) 98-1.

Liabilities and stockholders equity:

Liabilities: Total liabilities of $6,903,008 are reflected as of March 31, 2000. Total liabilities as of June 30, 1999 were $541,007.

Current liabilities include accounts payable of $1,590,248 as of March 31, 2000 as compared to $203,394 as of June 30, 1999. Our accrued expenses increased to $386,681 in the quarter from $12,613 at June 30, 1999. The increases are the result of the purchase of Humboldt Industries.

We have a note outstanding to the Sun Valley Trust in the amount of $3,830,000 as of March 31, 2000. The original amount of the funds borrowed by Pet Quarters, Inc. was $4,600,000. The principal balance increased to $4,830,000 in November 1999. The principal was reduced in February 2000 by $1,000,000 payment and the $3,830,000 remaining balance of the obligation to the Sun Valley Trust was due in full on May 10, 2000. On May 9, 2000 the remaining balance to the Sun Valley Trust was retired by the payment of $2,421,500 and the conversion of the remaining balance to convertible preferred stock.

Demand notes carrying an interest rates from 8% to 9% in the amount of $350,189 are unsecured. In the period ended March 31, 1999 we had $100,000 in unsecured notes payable. Other demand notes with an interest rate of 10% in the amount of $429,989 are secured by the facility in Lonoke, Arkansas. We have accepted an offer to sell this property for $560,000 before commissions and expenses.

The long-term portion of notes and capital leases payable for $222,732 are secured by telephone hardware and computer equipment in the Pennsylvania facility.

Stockholders Equity: Common shares increased from 9,800,165 as of June 30, 1999 compared to 13,369,613 as of March 31, 2000. The majority of the increase in shares outstanding reflects the issuance to investors of private placements offered by Pet Quarters, Inc, the issuance of shares to purchase Humboldt Industries, and the granting of shares to Pet Quarters, Inc. officers and employees. Additional Paid In Capital increased from $498,867 as of June 30, 1999 to $13,459,064 as of March 31, 2000. The Humboldt Industries purchase by Pet Quarters, Inc. produced the largest part of the increase from 1999 to 2000. Retained deficit increased to $9,323,124 in March 31, 2000 from $1,868,444 on June 30, 1999. Total stockholders equity as of March 31, 2000 was $3,949,390 as compared to $501,278 as of June 30, 1999.

Total liabilities and stockholders equity was $10,852,398 and $1,042,285 as of March 31, 2000 and June 30, 1999 respectively.

Liquidity and Capital Resources: Recently, we eliminated our debt with the Sun Valley Trust (bridge loan) on May 9, 2000. Equity was raised to eliminate this debt through the issuance of 0% convertible preferred in the amount of $3,300,000 and a $1,000,000 convertible debenture. The convertible debenture has a maturity date of November 5, 2000, but can be converted into permanent equity prior to that date at the option of holder. The elimination of the bridge loan has significantly improved the financial position of Pet Quarters, Inc.

Results of Operations: Three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Sales: Sales increased to 3,674,670 for the quarter ended March 31, 2000 from $65,202 for the quarter ended March 31, 1999. This is a 5,636% increase.

Cost of Sales: CoGS increased to $2,631,636 as of March 31, 2000 from $42,369 as of March 31, 1999. CoGS were 72% of sales for the quarter ended in 2000 as compared to 65% for the quarter ended in 1999.

Selling expenses for the quarter ended March 31, 2000 was $511,886 as compared to $89,890 during the same period in 1999. We believe selling expenses will increase in fiscal year 2001 as we increase the visibility of our website to attract new visitors and customers.

Administrative and general expenses increased to $2,946,347 from $102,777 as of March 31, 2000 and 1999, respectively. This increase includes amortization from stock and option grants, payroll, and includes expenses for the day-to-day operations of our business. We believe payroll expenses will continue to moderately increase as new key employees will be added, but the amortization costs are anticipated to diminish over time. These costs also include the purchase of Wellstone Acquisition Corporation, which Pet Quarters, Inc purchased on March 6, 2000, which is a full reporting corporation. We paid $225,000 and 130,208 shares of Pet Quarters, Inc. common stock totaling $782,483. We believe Wellstone Acquisition can be used as a vehicle to purchase other companies. At this time Pet Quarters, Inc. has no specific use for the asset. Wellstone Acquisition Corporation was fully expensed during the quarter.

Depreciation and amortization expenses for the quarter were $495,590 as of March 31, 2000 as compared to $11,582 in the quarter ended March 31,1999. These items include the five-year amortization of goodwill on the purchase of Humboldt Industries, which is $415,665 per quarter.

Interest Expense was $141,207 as of March 31, 2000 as compared to $268 during the same period in 1999. The increase in interest expense is the result of working capital notes and the Sun Valley Trust (bridge) borrowing, which was used to purchase Humboldt Industries. This debt carried an interest rate of 10%. Sun Valley Trust debt in the amount of $3,830,000 was fully retired on May 9, 2000.

Write-down of Building and Land in Arkansas in the amount of $400,000 reflects the difference in the offer price for the property and the net asset value previously reflected on Pet Quarters, Inc. financial statements. We do believe the long-term need for the facility since we purchased Humboldt Industries is not as important as the cash to be received which can be used for working capital or to reduce debt.

Income tax benefit: We currently have substantial net operating losses (NOL's) from inception through March 31, 2000. At this time, no income tax benefit has been recognized.

Net Loss: We had a $3,451,996 loss as of March 31, 2000 as compared to $181,684 as of March 31, 1999. Non-cash items included in this loss is the amortization for stock and option grants, amortization of goodwill for Humboldt Industries $415,665, depreciation expense and a write-down on the Arkansas facility.

Results of Operations: Nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999.

Sales for the nine months were $9,873,570 as compared to $204,059 in the years 2000 and 1999, respectively. The sales for 2000 include Humboldt Industries for eight months and Pet Quarters, Inc. Internet sales for nine months. Catalog sales for the nine months ended March 31, 2000 were $9,438,400 and Internet sales were $435,179. Sales for the nine months ended March 31, 1999 was $204,059. All sales in the period ended 1999 were Internet sales.

Cost of Goods Sold was $6,744,788 for the period ended March 31, 2000 as compared to $132,230 for the same period in 1999. CoGS was 68% percent of sales in 2000 and 65% in 1999.

Selling Expenses increased to $1,483,788 in 2000 as compared to $300,422 during the same period in 1999. The increase was primarily the result of catalog costs not previously incurred.

General and Administrative expenses were $4,277,049 during the nine months ended March 31, 2000 as compared to $263,218 during the same period in 1999. This increase in attributed to the purchase of Humboldt Industries.

Depreciation and Amortization increased to $1,253,336 in 2000 from $28,746 in the same period in 1999. This increase includes a five-year amortization of goodwill related to the purchase of Humboldt Industries. Humboldt Industries is being amortized at $415,665 each quarter.

Interest Expense increased to $402,737 for the nine months ended March 31, 2000 as compared to $289 for the same period in 1999. The increase in attributed to the debt associated with the purchase of

Humboldt Industries through the Sun Valley Trust (bridge loan) and other debt issued for working capital purposes. The Sun Valley Trust debt was retired in full on May 9, 2000.

Pet Quarters, Inc. incurred expenses associated with the bridge loan during the nine month period ended March 31, 2000. Those expenses include loan origination fees in the amount of $651,671, troubled debt restructuring expense in the amount of $1,339,461, the purchase of Wellstone Acquisition Corporation in the amount of $782,453, and the write down of the land and building in Arkansas in the amount of $400,000. There were no corresponding entries in 1999.

Net Loss for the nine months ended March 31, 2000 was $7,454,680 as compared to a loss of $526,557 for the same period in 1999. The losses were impacted by non-cash items including goodwill amortization, stock and option grant amortization, the expensed bridge loan extension, the beneficial conversion feature of the convertible note issued during the December 1999 quarter, the expense associated with the purchase of Wellstone Acquisition and the write-down of the facility in Arkansas in the amount of $400,000.

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

         b) Common stock issued by the Company during the third quarter (i.e., December 31 to March 31, was as follows:

            (1) A single accredited investor purchased 380,952 shares and 130,000 warrants for $800,000.

            (2) A single accredited investor purchased 95,238 shares and 20,000 warrants for $200,000.

            (3) Eighteen accredited investors purchased a total of 700,525 shares for $1,471,102.

            (4) The Company issued 130,208 shares and $225,000 to purchase all of the outstanding shares of Wellstone Acquisition Corporation in March of 2000.

            (5) Two accredited investors each received 204,723 shares of the Company's common stock in January. The stock was issued pursuant to the conversion provisions of two notes which total $204,723. Provisions of the notes allowed the notes to be converted into common stock of the Company at $.50 per share. The note was issued to pay interest on the "bridge loan" when that loan was in default. See Item 3, "Defaults on Senior Securities."



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

        27     Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PET QUARTERS, INC.
                                   (Registrant)
Date  May 15, 2000                 /s/ Steve Dempsey
    ----------------               -------------------------------
                                       Steve Dempsey, President


Date  May 15, 2000                 /s/ Gregg Rollins
    ----------------               -------------------------------
                                       Gregg Rollins, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
     27        Financial Data Schedule