Form 10QSB/A
period 2000-03-31
PET QUARTERS INC
filed 2000-05-17
CIK 1043774

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


                        Commission file number: 000 28469
                                               ----------

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

The Company engaged an advisor and granted options to purchase 573,350 shares at the fair market value at the date of grant of $1.00. These options vest on a monthly basis beginning in December 1999 and are being accounted for in accordance with EITF 96-18 based on the closing market price of the Company's common stock at each vesting date.

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

                                            NINE MONTHS ENDED
                                                MARCH 31,
                                         2000               1999
                                     ------------       ------------
      Sales                          $ 11,093,619       $ 10,364,809
      Cost of sales                    (7,557,504)        (6,894,237)
      Operating expenses               (9,230,307)        (8,016,664)
      Other income (expenses)          (2,827,548)           527,475
                                     ------------       ------------
      Net loss                       $ (8,521,740)      $ (4,018,617)
                                     ============       ============
      Basic loss per share           $      (0.69)      $      (0.33)
                                     ============       ============
      Diluted loss per share         $      (0.69)      $      (0.33)
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