Form 10-K405
period 2000-06-30
PET QUARTERS INC
filed 2000-09-27
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________


                        Commission File Number: 000-28469

                               PET QUARTERS, INC.
             (Exact name of registrant as specified in its charter)



                Arkansas                                62-169-8524
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         720 East Front Street
             Lonoke, Arkansas                             72086
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (501) 676-9222

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Common Stock, $.001 par value traded on the Over-the-Counter Bulletin Board

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X]

         On September 5, 2000 there were outstanding 19,957,648 shares of the registrant's Common Stock, $.001 par value.

         The aggregate market value of the 9,293,855 shares of Common Stock held by non-affiliates of the registrant as of September 5, 2000 was $10,019,937.42.

         DOCUMENTS INCORPORATED BY REFERENCE

         Not Applicable.

PART I

Item 1.  Business.

                                   THE COMPANY
BACKGROUND

         General.

         Executive Offices. The Company's executive offices are located at 720 East Front Street, Lonoke, Arkansas 72086. The Company's telephone number is
(501) 676-9222.

                                    BUSINESS
GENERAL

OUR COMPANY

         OUR DEVELOPMENT. Pet Quarters, Inc. was incorporated on May 22, 1997, under the laws of the State of Arkansas. Currently, our principal business is to sell pet supplies over the Internet and through mail-order catalogs. We offer over 7,500 items, or stock keeping units (SKUs), for pets on our web site, which is located at www.allpets.com, and approximately 2,500 SKUs in each of our pet catalogs, AllPets(R) and Dog's Outfitter(R).

STRATEGIC ACQUISITIONS

         Humboldt Industries. As of August 1, 1999, we acquired Humboldt Industries Incorporated and its affiliated company, Maplewood Industries, Inc., for cash of $4.6 million and Pet Quarters common stock valued at $4.6 million. Humboldt is a fulfillment company (i.e., a company which fulfills orders and ships products purchased from Pet Quarters). Prior to the acquisition, Humboldt circulated the mail-order pet catalogs that we now distribute. The acquisition provided Pet Quarters with its in-house fulfillment operation (i.e., the ability to fulfill orders and ship products directly to customers of Pet Quarters). In addition to the fulfillment operation, Humboldt provided an existing base of retail and wholesale customers, both domestically and internationally. Maplewood circulates the Maplewood Crafts catalog and the Plastic Canvas catalog and distributes a wide variety of craft kits and craft supplies, primarily to retail consumers. Maplewood shares the Humboldt infrastructure, resources, and associated costs. In this Form 10-K, we sometimes refer to Humboldt and Maplewood collectively as the "Catalog Division."

         WeRPets.com, Inc. On April 27, 2000, we acquired all of the outstanding equity securities of WeRPets.com, Inc. ("WeRPets") in exchange for 703,316 shares of Pet Quarters common stock. WeRPets is an emerging online pet-related company that has developed strong relationships with The Health Network and Galaxy.com (www.galaxy.com). WeRPets has an agreement to be the sole and exclusive pet portal on www.galaxy.com and has the worldwide exclusive license to selected content produced by The Health Network in HTML and streaming video formats. Galaxy.com, a leading vertical Internet directory, provides fast, contextually relevant searches of the Internet for numerous vertical markets, including health, education, international, shopping, pets and more. The Health Network is the first 24 hour-a-day cable channel dedicated to health care that includes programming on animal care, behavior, and training provided by veterinarians and other professionals. We believe that this acquisition continues to strengthen our position in the Internet pet space and is an integral step in our content-driven business strategy.

         Chartendure, Ltd. Effective May 1, 2000, we acquired Chartendure, Ltd., a company organized under the laws of the United Kingdom, for 400,000 shares of Pet Quarters common stock. Chartendure has existing relationships with various veterinary organizations and other pet professionals in the United Kingdom and throughout Europe. Through these relationships, Chartendure will provide web site content regarding pet care, feeding, and health issues for pet owners. We intend to enter into contracts with these pet professionals to provide continuous content for the web site. The agreement to acquire Chartendure for 400,000 shares of our common stock supercedes a prior agreement with the principal shareholder of Chartendure that included a purchase price based upon the accomplishment of certain milestones. The number of shares issued is less than one-half of the shares that would have been issued if all milestones were satisfied.

         AllPets.com, Inc. On May 30, 2000, we acquired AllPets.com, Inc. through the exchange of 3,652,785 shares of Pet Quarters common stock for all of the outstanding equity securities of AllPets. AllPets.com is a destination site, providing in-depth content, robust community, and high quality commerce targeted to the pet enthusiast. AllPets offers visitors its Petcyclopedia, an on-line reference guide with over 1,400 articles covering all pet categories and a bi-weekly magazine with approximately twenty new articles in each issue. AllPets also offers users an on-line community, including message boards, chat rooms, and an "Ask the Expert" feature, which allows pet owners to receive advice from expert veterinary staff.


DOMESTIC PET PRODUCTS AND SERVICES INDUSTRY

         LARGE AND GROWING INDUSTRY. According to industry sources, Americans spent approximately $23 billion on their pets in 1998, more than they did on toys ($20.6 billion), on recorded music ($13.2 billion), or on books sold through general retailers ($12 billion). Pets remain an integral part of family life in the United States with 58 million, or 59%, of 98 million U.S. households owning one or more pets. By 2001, the pet products and services industry is expected to grow to $28.5 billion.

         PET OWNERSHIP BREAKOUT. The popularity of dogs and cats as pets in America is unrivaled and continues to be the primary driver of the pet products and services industry.

                                   PET OWNERSHIP IN THE UNITED STATES
                                   ----------------------------------
                                                                   Total # of U.S.
                                   Total # of Pets   % of Total      Households        % of Total
                                     (Millions)         Pets         (Millions)        Households
                                   ---------------   ----------    ---------------     ----------
         Cats                            59               30             32               33
         Dogs                            53               27             36               37
         Fish                            56               28              6                6
         Birds                           14                7              5                5
         Rabbits & Ferrets                6                3              2                2
         Rodents                          5                3              2                2
         Reptiles                         4                2              1                1
                  TOTAL                 197              100%

        Source: American Veterinary Medical Association

         Although the number of cats (59 million) surpasses the number of dogs (53 million), four million more U.S. households own dogs than cats. According to the Pet Industry Joint Advisory Council, virtually all dog owners purchase their pets 1-5 packages of treats per month, 66% give their pets gifts, more than 50% give their pets Christmas presents, and 25% give their pets birthday presents.

         FAVORABLE DEMOGRAPHIC TRENDS. Demographic trends suggest that the recession-resistant pet products and services industry will continue to grow for years to come.

         o Continued Family Formation. Most pets are owned by families with children between the ages of 5 and 15. Families with children under 18 years old are projected to grow at a steady pace over the next several years.

         o Pet Ownership Increasingly Linked to Affluence. Furthermore, the income distribution among pet-owning households is increasingly skewed towards higher income brackets that can afford to spend more on pet products. According to the American Veterinarian Medical Association, 64.6% of households with incomes of $60,000 or more own a pet.

                  HOUSEHOLD INCOME                                  HOUSEHOLDS OWNING A PET
                  ----------------                                  -----------------------
                   Less than $12,500                                        47.80%
                   $12,500 to $24,999                                        55.6
                   $25,000 to $39,000                                        60.7
                   $40,000 to $59,999                                        64.8
                   $60,000 or more                                           64.6

                  Source: The American Veterinarian Medical Association

         INCREASED CONSUMER SPENDING ON PETS. The $13 billion pet food segment of the pet products and services industry breaks down into non-premium supermarket brands and premium brands. Historically, the segment has been dominated by supermarket brands such as Alpo, Kal Kan, and Purina, which represent roughly 55% of all pet food supplies and are primarily sold through grocery stores, convenience stores, and other mass merchant outlets. These brands grow at a low single-digit annual rate, carry lower gross margins, and are generally considered less nutritious than premium brands.

         Through the 1980s, the supermarket brands had relatively little retail competition. Over the past five years, however, supermarket brands have lost market share. Premium brands such as Iams, Nutro, and Science Diet, which were generally not available through supermarkets or mass merchants due to manufacturers' restrictions, have increased in popularity as consumers have come to understand the importance of diet in ensuring their pets' health. Premium brand sales have increased at a compound annual growth rate of approximately 18% over the past five years and now account for an estimated 25% of the total pet food segment.

         The Company believes that premium purchases have increased due to the demographic trends previously discussed, growing concern for animal welfare and nutrition, recommendations by veterinarians and breeders, and the increasing availability and variety of premium pet food products. The Company believes that as consumers focus on pet health and care, they tend to purchase more and higher quality pet products and services. This trend has had a positive effect on the $5 billion non-food pet products segment and the $6 billion pet services segment. We do not currently offer pet food products directly, but we intend to discuss the possibility of fulfilling pet food orders with third parties.

         Typically, pet products are purchased on impulse during a customer's regular visit to purchase pet food, cat litter, or flea control products. Demand for non-bulk products is less price sensitive than for pet food and other bulk products. Consequently, non-bulk, non-food pet products are less frequently discounted, resulting in higher gross margins. For this reason, the pet supply industry has attracted strong interest from supermarkets, although due to space constraints, supermarkets tend to carry a limited assortment of basic items such as collars, dog chews, leashes, flea collars, and toys. Pet supply stores carry a wider variety of these basic items and an assortment of other products such as grooming products, pet carriers, cat furniture, doghouses, vitamins, treats, and veterinary products.

         The pet services segment includes veterinary, boarding, grooming, and training services. Approximately 92% of all households with dogs and 78% of all households with cats seek veterinary care at least once a year, and veterinary expenditures in the United States have grown at a 9.5% compounded annual growth rate since 1991. Although pet services vendors generally enjoy high margins, execution and liability concerns generally restrict the ranks of such vendors to larger and more experienced specialty retailers.

INTERNET AND RETAIL E-COMMERCE TRENDS

         SURGING INTERNET USAGE. International Data Corporation ("IDC") estimates that there were 97 million Web users worldwide at the end of 1998 and anticipates this number will grow to approximately 320 million users by the end of 2002. In addition to the increase in the number of users, both the frequency of use and the amount of time spent online have grown significantly. In 1998, nearly 60% of all online households accessed their online service at least once a day, increasing from only 35% the previous year. Industry observers believe that this trend will continue in the future as more people use the Internet as a source of information and news and as a convenient "virtual" marketplace in which to conduct a wide variety of retail purchases.

         The rapidly increasing popularity of Internet usage among a broad range of age groups and demographic profiles is self-evident. From online news services and government databases to online bookstores and brokerage firms, the Internet is now a permanent fixture in the economic and social landscape of the United States. Although the PC is expected to remain the core means of Internet access, Intelliquest predicts that by 2000 alternative means of Internet access will be the driving force of growth. Currently, an estimated 3.7 million people use a handheld computer to go online, while 3.1 million access the Internet via a TV-set-top box or WebTV.

         RETAIL E-COMMERCE. According to a study released by the University of Texas Center for Research in Electronic Commerce on June 10, 1999, the Internet economy in 1998 generated revenues of $301.4 billion in the United States. The study, commissioned by Cisco Systems, estimates that of the overall figure, approximately one third, or $101 billion, can be attributed to e-commerce, with much of the balance attributed to infrastructure and applications. Between 1995 and 1998, the Internet economy grew by 174.5%, compared with a worldwide economic growth rate of 3.8% during the same period. Finally, the study shows that a large part of Internet growth can be attributed to the transfer of existing economic activity to the Internet rather than the creation of totally new Internet activities.

         Although estimates vary, the Yankee Group projects the U.S. consumer segment of e-commerce to grow to $10 billion by 2000 while IDC forecasts $26.8 billion -- there is a consensus that the Internet e-commerce channel will be a substantial component of both consumer-to-business and business-to-business transactions in the future. According to Forrester Research, the total value of goods and services purchased over the Internet is expected to increase to $1.3 trillion in 2003.

         We believe that growth in Internet usage and e-commerce is being fueled by a number of factors including:

         o A large and growing installed base of personal computers in the workplace and home;

         o Advances in the performance and speed of personal computers and modems;

         o Improvements in network security, infrastructure, and bandwidth

                  (including the development of high-speed connectivity options for Internet users);

         o        Easier and cheaper access to the Internet; and

         o The rapidly expanding availability of online content and commerce sites.

         An April 1999 study by Greenfield Online found that 39% of U.S. Internet users spend less time shopping in offline stores and malls than on the Internet. This finding is significant because Americans with Internet access account for 60% of the total consumer buying power in the United States. An April 1999 study by ActivMedia showed the online premium specialty goods market is flourishing, with the majority of premium specialty goods sites already operating at a profit. The study found that the revenue generated by sites specializing in items such as gourmet food, personal care, and branded consumer products is rising steadily. Sales in 1999 are expected to increase tenfold over 1998, while sales in 2000 are expected to be four times greater than in 1999.

         The unique characteristics of the Internet provide a number of advantages for online retailers. Online retailers are able to "display" a larger number of products than traditional store-based or catalog retailers at a lower cost. In addition, online retailers are able to frequently adjust their featured selections, editorial content, shopping interfaces, and pricing, providing significant merchandising flexibility. The minimal cost to publish on the Internet, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provide additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online retailers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.

OUR BUSINESS STRATEGY

         Our primary objective is to become a leading seller of pet products and supplies to both consumers and pet professionals through our web sites and mail-order catalogs. To achieve this goal, we intend to provide our customers with an efficient, low cost, and value-added shopping experience. Key elements of our business strategy include:

         Authoritative Content. We believe that Pet Quarters' ultimate success depends upon our ability to enrich our customer's shopping experience by giving them access to authoritative information on a variety of pet issues. Through strategic relationships with leading pet professional organizations and other authoritative sources of pet-related information, we intend to offer visitors to our web site the most authoritative and useful advice available.

         Strategic Acquisitions. An integral part of our business development has been the acquisition of businesses that can add value to our existing organization or satisfy another element of our business strategy. Below is a list of acquisitions we have completed to date and a brief description of its addition to the Company or our business plan.

         o Humboldt Industries - provided the Company with an in-house fulfillment center and a base of consumer and professional catalog customers

         o Chartendure - provided relationships with leading pet professionals and professional organizations in Europe to provide authoritative content for our website

         o WeRPets - added exclusive content and networking possibilities through strategic relationships with The Health Network and Galaxy.com

         o AllPets - contributed in-depth content and an existing community of pet owners and enthusiasts

         We continue to explore acquisition opportunities that would provide us with additional content, customers, or new technology.

         Strategic Relationships. We currently have strategic relationships with The Health Network, Galaxy.com, and many pet professionals, including veterinarians, throughout the United States and Europe. These relationships provide content for our website, product and other advice, and sales referrals. We intend to maintain and expand these relationships and to build new relationships as opportunities arise. We continually seek to form strategic relationships that will increase our access to online customers, build brand recognition, and expand our online presence.

         Superior Customer Service. Through our in-house fulfillment and distribution system, we are able to accurately fill orders and quickly and efficiently ship products. In addition, we offer customers a complete in-house service department which can effectively respond to customer inquiries. By having these operations in-house, we can control costs, improve profit margins, and provide higher quality customer service. We believe these attributes will lead to greater customer satisfaction and retention.

         Wholesale (Business-to-Business) Sales. We currently sell products to pet professionals on a wholesale basis, primarily through our Dog's Outfitter(R) catalog. We have expanded these sales through development of a separate web site, www.dogsoutfitter.com, where wholesale customers can purchase products, exchange information, and access important and useful industry data. We believe that the wholesale pet segment is largely ignored by competitive internet retailers. By offering pet professionals convenient wholesale shopping and authoritative information, we expect to gain consumer referrals to our allpets.com web site and secure valuable endorsements from the professional community.

         International Sales. We currently sell our products to consumers and pet professionals internationally, primarily through our Dog's Outfitter(R) catalog. Approximately 2.5% of our sales in fiscal 1999 occurred outside of the United States. As our brand expands and through the relationships we have developed with the acquisition of Chartendure Ltd., we intend to grow our international sales to take advantage of the global marketplace afforded internet supply companies.

OUR PROPERTY

         REAL PROPERTY. The Company is headquartered in Lonoke, Arkansas. The Lonoke facility is located at 720 East Front Street and includes a single building of approximately 50,000 square feet of warehouse and distribution space and 5,000 square feet of office space. This property had an appraised value of $975,000 as of October 1997, and has an outstanding lien in the amount of $429,989. In April 2000, we entered into an agreement to sell the property for $560,000. The offer expired on September 1, 2000. The Company is pursuing other options concerning the sale of the facility. The Company expects to sell these assets at their current book value. After the merger of the company's operations at the Hazelton, Pennsylvania property, we decided the sale of the Arkansas property for cash was more important to the Company than continuing to own the facility, given the need for working capital. The proceeds from this sale will be used to reduce debt and for working capital purposes.

         Our Hazelton, Pennsylvania, distribution center is the primary fulfillment center and includes a call center, order processing, a catalog design department, and a warehouse operation which stocks more than 14,000 separate SKUs. The Hazelton facility includes an office and warehouse facility of approximately 63,500 square feet and is located on a 10-acre site. The July 31, 1999 acquisition of Humboldt Industries did not include acquisition of the Hazelton facility or the ten acres of property associated with it. Rather, Pet Quarters currently leases these facilities and owns an option to purchase the building and the ten (10) acre site which expires on August 5, 2004. At this facility, the Company employs approximately 80 persons including telemarketers, warehouse personnel, customer service representatives, accounting, purchasing, technology, marketing, and merchandising staff.

         Our California office is located in the Historical District of downtown Los Angeles. We currently lease approximately 2,700 square feet of office space. At this location, the majority of our web site content is created and managed.

         The properties described above are the only properties owned or leased by the Company. The Company currently has no plans to purchase or lease additional properties, and intends to expand the Hazelton, Pennsylvania facility before investing in new properties. Management of the Company believes that all properties are adequately insured against casualty and risk.

                                                     AREA IN SQUARE FEET
                                                   -----------------------
           PROPERTY LOCATION          ACREAGE      OFFICE/RETAIL    WAREHOUSE
           -----------------          -------      -------------    ---------
I.       California Facilities           0            2,700                0     (Leased)
II.      Arkansas Facilities            10            5,000           50,000
III.     Pennsylvania Facilities        10            8,500           50,000     (Leased)

INTELLECTUAL PROPERTY

         We have received Federal Trademark registration from the U.S. Patent and Trademark Office for "Pet Quarters.com" and "PQ" and have applied for various other brand names, and associated logos. We also own or license several other state and federal trademarks used by our strategic acquisitions, including "AllPets.com," "Dog's Outfitter," and "Home Pet Shop." Our competitors or others may use these marks or marks similar to ours, which could impede our ability to build brand identity and could lead to customer confusion. In addition, there could be potential trademark or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms used in trademarks we own or use. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registration, would negatively affect our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark, and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business.

Item 3.  Legal Proceedings.

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.


         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal year 1999.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


                                  COMMON STOCK


                                                             HIGH                     LOW
                                                             ----                     ---
         FISCAL 1999
         First Quarter.......................                1-11/16                  11/32
         Second Quarter......................                2                         6/32
         Third Quarter.......................                1-13/16                   9/16
         Fourth Quarter......................                4-19/32                   7/8

         FISCAL 2000
         First Quarter.......................                6-9/16                    2-15/16
         Second Quarter......................                3-11/32                   1
         Third Quarter.......................                5-19/32                   2-21/32
         Fourth Quarter......................                3-27/32                   1-7/32


                          DESCRIPTION OF CAPITAL STOCK

         Pet Quarters is authorized to issue forty million (40,000,000) shares of common stock par value $0.001 per share and ten million (10,000,000) shares of preferred stock par value $0.001 per share. The voting powers, designations, and preferences of the preferred stock may be fixed by the board of directors.

COMMON STOCK

         Each share of Common Stock entitles the holder thereof to one vote for each share on all matters submitted to the stockholders. The Common Stock is not subject to redemption or to liability for further calls. Holders of Common Stock will be entitled to receive such dividends as may be declared by the Board of Directors of Pet Quarters out of funds legally available therefore and to share pro rata in any distribution to stockholders. The stockholders have no conversion, preemptive, or other subscription rights. Shares of authorized and unissued Common Stock are issuable by the Board of Directors without any further stockholder approval.

PREFERRED STOCK

         The Board of Directors is authorized, without further action by the stockholders, to issue, from time to time, shares of Preferred Stock in one or more classes or series and to fix the designations, voting rights, liquidation preferences, dividend rights, conversion rights, rights and terms of redemption (including sinking fund provisions), and certain other rights and preferences of the Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could adversely affect the voting power of the holders of Common Stock and may have the effect of delaying, deferring, or preventing a change in control of the Company.

         On May 9, 2000, Pet Quarters designated 50,000 shares of preferred stock as Series A Convertible Preferred Stock, with the following terms, rights, and privileges:

         (a) Dividends. The holders of the Shares are not entitled to receive dividends from the Company.

         (b) Liquidation. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A stock shall be entitled, before any distribution or payment is made upon any shares of any other class of stock of the Company, to be paid $100 per share.

         (c) Redemption. Subject to certain conditions and one year after the initial date of issuance, the Series A stock may be redeemed (all or none) by the Company upon the payment in cash of the sum of One Hundred Dollars ($100).

         (d) Conversion. At any time, holders of the Series A stock may convert all or a portion of those shares into a number of shares of common stock, computed by multiplying the number of shares to be converted by $100 (the purchase price of the Series A stock) and dividing the result by the conversion price. The conversion price is equal to $1.3816. The conversion price may be adjusted from time to time to account for any stock splits, stock dividends, recapitalizations, mergers, assets sales, a below market issuance of common stock, or similar events.

TRANSFER AGENT

         The Company has appointed Continental Stock Transfer Corporation as the transfer agent and registrar of the Common Stock and Preferred Stock.

Item 6.  Selected Financial Data.

                             SUMMARY FINANCIAL DATA


                                                           Fiscal Year Ended
                                                 2000            1999            1998
                                             ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                    $ 13,731,147    $    262,470    $     43,835
Gross profit                                    4,284,747          56,696          21,927
Total operating expenses                       12,849,848       1,114,966         855,119
Operating loss                                 (8,565,101)     (1,058,270)       (833,192)
Net loss                                      (11,318,087)     (1,052,265)       (816,179)
Net loss per common stockholders              (14,718,087)     (1,052,265)       (816,179)
Basic and diluted net loss per share                (1.18)          (0.09)          (0.10)
Weighted average shares outstanding
used to compute basic and diluted net
loss per share                                 12,482,101      11,453,000       8,568,125

Total assets                                   21,846,952       1,042,285       1,489,059
Notes payable, capital leases and
convertible debenture                           1,951,877         325,000             -0-
Total stockholders' equity                     16,444,458         501,278       1,042,285


         The sales increase from 1999 to 2000 is primarily the result of the purchase of Humboldt Industries in August 1999 and a substantive increase in revenues generated over the Internet. Additionally, the Company purchased WeRPets.com in April 2000, Chartendure Ltd. in May 2000 and AllPets.com in May 2000. These acquisitions resulted in significant non-cash and non-recurring expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis contains some forward-looking statements which are based upon the plans, goals, and objectives of Pet Quarters and its management. Such statements are subject to various risks and uncertainties, including the inability to access financing. We have various loans outstanding, which are due upon demand and could require additional infusions of capital if one or more lenders called the loans for payment. Our longer-term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from those stated plans, goals, and objectives outlined below.

Balance Sheet Data as of June 30, 2000 Compared to June 30, 1999

         Assets. The total assets as of June 30, 2000 were $21,846,952 as compared to $1,042,285 as of June 30, 1999. Assets attributed to the Internet segment were $13,697,272 and $8,149,680 to catalog operations. Most of the increase resulted from the purchase of Humboldt Industries in August 1999. We had current assets of $3,302,340 including cash of $164,128 and inventories of $1,674,002 as of June 30, 2000 as compared to current assets of $76,413 including cash of $37,726 and inventories of $33,783 as of June 30, 1999. The Company is pursuing the sale of the Arkansas facility. These assets are reflected as Land and Building held for sale in the amount of $500,000. The Company recorded an expected loss on sale of $400,000 during the quarter ended March 31, 2000.

         Long-term fixed assets include land, building and improvements, and furniture and fixtures. The items total $513,871 net of accumulated depreciation as of June 30, 2000 as compared to $935,487 net of accumulated depreciation as of June 30, 1999. On April 14, 2000 we accepted an offer to sell the facility in Lonoke, Arkansas for $560,000 before expenses and commissions. The offer expired on September 1, 2000. The Company is pursuing other options concerning the sale of the facility and the Company expects to sell these assets at their current book value. The purchase of Humboldt Industries has eliminated the original purpose of the facility and we believe it is in the best interest of shareholders to increase our cash reserve or eliminate or reduce debt outstanding with a sale.

         Goodwill, net of accumulated amortization, was $17,524,514 as of June 30, 2000. The goodwill results from the purchases of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com, Inc. Currently, we are amortizing the purchases on a five-year, three-year, two-year, and three-year schedules, respectively. There was no corresponding entry from the prior period.

         Intangible assets in the amount of $506,227 include capitalized costs associated with our website. We anticipate website design and development costs will continue and will be capitalized in conformity with generally accepted accounting principles and Statement of Position (SOP) 98-1.

         Liabilities. Liabilities totaled $5,402,494 as of June 30, 2000. Total liabilities as of June 30, 1999 were $541,007. Current liabilities include accounts payable of $2,904,205 as of June 30, 2000 as compared to $203,394 as of June 30, 1999. Our accrued expenses increased to $546,412 as of June 30, 2000 from $12,613 at June 30, 1999. The increases are primarily the result of the acquisitions during the past fiscal year.

         During the year, we borrowed $4,600,000 from the Sun Valley Trust. The principal balance increased to $4,830,000 in November 1999. The principal was reduced in February 2000 by $1,000,000 payment and the $3,830,000 remaining balance of the obligation to the Sun Valley Trust was due in full on May 10, 2000. On May 9, 2000 the remaining balance to the Sun Valley Trust was retired by the payment of $2,421,500 and the conversion of the remaining balance to convertible preferred stock.

         At June 30, 2000, the Company had related party debt in the amount of $615,178, capital leases in the amount of $296,699 and other unsecured debt in the amount of $90,000. Additionally, after the end of the fiscal year ended June 30, 2000 the Company secured a line of credit in the amount of $950,000. This line of credit is secured with the assets of PQ Acquisition common stock, which holds the assets of Humboldt Industries. A portion of this line of credit has been used to retire the capital leases in the Pennsylvania facility.

         The current portion of capital leases and notes payable in the amount of $260,936, a portion of which is secured by telephone hardware and computer equipment in the Pennsylvania facility. After the end of the fiscal year ended June 30, 2000 these capital leases were paid off in full.

         On May 5, 2000 the Company borrowed $1,000,000 from AMRO International through a convertible debenture. The debenture carries an interest rate of 6%. The debenture can be converted into Pet Quarters, Inc. common stock at the option of AMRO International. The proceeds of the debenture were used in the payoff of the Sun Valley Trust note. The debenture matures on November 5, 2000.

         Stockholders Equity. Common shares increased from 9,800,195 as of June 30, 1999 to 18,147,783 as of June 30, 2000. The increase in shares outstanding reflects the issuance to investors of private placements offered by Pet Quarters, Inc., the issuance of shares to purchase Humboldt Industries, WeRPets.com, Chartendure Ltd., AllPets.com, and the granting of shares to Pet Quarters, Inc. officers and employees. Additionally, we raised $3,464,200 through the issuance of preferred shares in May 2000.

The preferred shares carry an interest rate of 0% and are convertible into Pet Quarters, Inc. common shares at $1.3816. Additional Paid In Capital increased from $2,498,867 as of June 30, 1999 to $33,109,661 as of June 30, 2000. The
acquisitions of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com produced the largest part of the increase from 1999 to 2000. Retained deficit increased to $16,586,531 in June 30, 2000 from $1,868,444 on June 30, 1999. Total stockholders equity as of June 30, 2000 was $16,444,458 as compared to $501,278 as of June 30, 1999.

         Total liabilities and stockholders equity was $21,846,952 and $1,042,285 as of June 30, 2000 and June 30, 1999 respectively.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE TWELVE MONTHS ENDED JUNE 30, 1999

         Sales. Sales for the twelve months ended June 30, 2000 were $13,731,147 as compared to $262,470 for the twelve months ended June 30, 1999 primarily as a result of the acquisition of Humboldt Industries. Catalog sales for fiscal 2000 were $13,080,388 and $650,759 were Internet sales. The sales for 2000 include catalog sales of Humboldt Industries for eleven months and Pet Quarters, Inc. for twelve months. All sales in the period ended June 30, 1999 were Internet sales.

         Operating Expenses. Cost of sales was $9,446,400 for the twelve months ended June 30, 2000 as compared to $205,774 for the same period in 1999, which was 69% percent of sales in 2000 and 78% percent in 1999. Selling expenses increased to $2,184,748 for the period ending in 2000 as compared to $489,272 during the same period in 1999. The increase was primarily the result of catalog costs resulting from the acquisition of Humboldt Industries on August 1, 1999. General and administrative expenses were $8,545,016 during the twelve months ended June 30, 2000 as compared to $588,870 during the same period in 1999. The increase is attributed to the purchases of Humboldt Industries, WeRPets.com, Chartendure Ltd., AllPets.com and the expense associated with the acquisition Wellstone Acquisition Corporation that totaled $782,453. In March 2000, we recorded a write-down of the land and building in Lonoke, Arkansas in the amount of $400,000. We intend to sell the warehouse and office space in Lonoke, Arkansas, and the write-down was based on the difference between the book value of the property and the cash value management believes the Company will receive after a sale. Depreciation and amortization increased to $2,120,084 in 2000 from $36,824 in 1999. This increase includes the amortization of goodwill related to the purchases of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com.

         Interest Expense. Interest expense increase to $770,866 for the twelve months ended June 30, 2000 as compared to $290 for the same period in 1999. The increase is entirely related to the Bridge Loan for the purchase of Humboldt Industries through the Sun Valley Trust (Bridge Loan), the convertible debenture and other debt issued for working capital purposes. The Bridge Loan was retired in full on May 9, 2000.

         Other Expenses. Pet Quarters incurred other expenses associated with the Bridge Loan during the twelve month period ended June 30, 2000, including loan origination fees in the amount of $651,671 and troubled debt restructuring expense in the amount of $1,339,461. There were no corresponding expenses in 1999.

         Net Loss. Net Loss for the twelve months ended June 30, 2000 was $11,318,087 as compared to a loss of $1,052,265 for the same period in 1999. The loss from operations totaled $8,565,101 in 2000 (which included $6,676,943 from the Internet and $1,888,158 from the catalog) compared to a loss from operations of $1,058,270 in 1999, all in Internet. The loss for the twelve months ended June 30, 2000 was impacted by non-cash items including amortization of the goodwill on the acquisitions of Humboldt Industries, WeRPets.com, Chartendure Ltd., AllPets.com, expense for stock awards and options granted, the expense of the common stock issued for the Bridge Loan extension, the beneficial conversion feature associated with the convertible notes issued in November 1999 and the convertible preferred stock issued in May, the purchase of Wellstone Acquisition Corporation and the write-down of the facility in Arkansas.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1999 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1998

         General. The period ending June 30, 1998 contains all of the costs associated with a start up Internet company for a full year; however, Pet Quarters was a fully operating entity for approximately the last two months of that fiscal year. The primary reason is that the Pet Quarters website was not fully operational until May 1998.

         Sales. Sales for the year ended June 30, 1999 were $262,470 compared to $43,835 in fiscal 1998. The Company believes that the Christmas season will typically provide revenues that are significantly higher in the December quarter than at other times of the year. The Company experienced a large increase in order flow during the Christmas season of 1998 in comparison to the other quarters during the year.

         Operating Expenses. Cost of sales was $205,774 for 1999 and $21,908 for 1998. The Company operated on a 22% margin in fiscal year 1999. This compares to 50% for 1998. The selling expenses were $196,497 in 1998 and $489,272 in 1999 and primarily consisted of both web-based and traditional publications, with web sites and advertisers making up the bulk of the selling expenses. The increase for fiscal year 1999 from fiscal year 1998 reflected increased operating activity in 1999 versus 1998. General and administrative expenses for fiscal 1998 were $647,114 and $588,870 in 1999. The expenses included salaries, general expenses, professional fees for legal and accounting, travel, website maintenance and other miscellaneous expenses. The slightly higher amount recorded in 1998 is primarily due to the one-time start up cost of the business. During fiscal year 1998, the Company recorded depreciation and amortization on office equipment, computer and telephone equipment, warehouse equipment, and the Lonoke, Arkansas facility. Similar items were depreciated in fiscal year 1999. The largest depreciable asset of Pet Quarters during both years is the facility in Lonoke, Arkansas. The building is being depreciated on a forty-year life.

         Net Loss for Common Stockholders. The loss in fiscal year 1998 of $816,179 increased to a loss in fiscal year 1999 of $1,052,265, resulting largely from the increase in selling expenses.

Liquidity and Capital Resources

         At June 30, 2000, we had $164,128 in cash and cash equivalents. Since our inception, we have financed our operating cash flow needs primarily through private offering of equity securities and debt. Cash utilized in operating activities was $2,808,398 for the twelve months ended June 30, 2000 and $649,731 for the year ended June 30, 1999.

         Net cash utilized in investing activities was $4,245,692 for the twelve months ended June 30, 2000 and $11,386 for the year ended June 30, 1999. The use of cash for investing activities was primarily attributed to the purchase of Humboldt Industries, the purchase and development of the web site, and purchases of equipment.

         Net cash provided by financing activities was $7,180,492 for the twelve months ended June 30, 2000. During the twelve months, we raised $2,642,605 from the issuance of common stock. Net cash provided by financing activities was $323,000 for the year ended June 30, 1999, which was primarily attributed to borrowings. In May 2000 we raised $2,055,300 in cash through the issuance of 34,642 shares of our Series A Convertible Preferred Stock. Additionally, $1,408,500 of principal was converted from the Bridge Loan into the Series A Convertible Preferred Stock.

         In August 1999, we borrowed $4,600,000 from the Sun Valley Trust and issued 153,334 shares of our common stock to the Trust as an origination fee for such loan, which related to the acquisition of Humboldt Industries. Much of the cash provided from financing activities was used to repay the Bridge Loan, which was fully retired in May, 2000. The remaining cash from financing activities was used for working capital purposes.

         We expect negative cash flow from operations to continue until revenues are increased. We believe an increase in revenues will be accomplished through increased traffic to our web site and through an increase in catalog sales.

         We currently expect that the net proceeds from the equity line of credit, together with our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next two years, however there can be no guaranties that this will occur. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing, when required, will be available to us on acceptable terms, or at all.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The debt instruments of Pet Quarters, excluding capital leases, convertible debt and preferred stock, are notes, a secured line of credit, and a variable note, which carry market rates of interest. A change in the interest rate of any of these notes will not in the judgment of management create a material change or risk in the business of the Company.


Item 8.  Financial Statements and Supplementary Data.

                       Q1 2000       Q2 2000       Q3 2000       Q4 2000       Q1 1999       Q2 1999       Q3 1999       Q4 1999
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net sales              2,510,752     3,688,148     3,674,670     3,857,577        58,455        80,403        65,202        58,410
Gross profit             832,545     1,253,203     1,043,034     1,155,965        24,941        24,055        22,833       (15,133)
Net loss              (1,260,360)   (2,742,323)   (3,451,996)   (3,863,408)     (194,161)     (150,712)     (181,684)     (525,708)
Preferred stock
   deemed dividend            --            --            --    (3,400,000)           --            --            --            --
Net loss per share         (0.12)        (0.24)        (0.28)        (0.54)        (0.02)        (0.01)        (0.02)        (0.04)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.


                                   MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

         The following table gives certain information regarding directors, executive officers, promoters, and central persons of the Company as of June 1, 2000:

              Name                        Age           Position
              ----                       -----          --------
              Steven Dempsey              44            Chairman and CEO
              Niloo Howe                  31            President
              Mike Kelly                  37            Executive Vice President
              Gregg Rollins               42            Chief Financial Officer and Secretary
              Robert M. Brown, III        53            Director
              Frank Creer                 36            Director
              J. Tod Fetherling           35            Director
              Dino Moshova                37            Director
              Jerrell W. Shelton          54            Director
              Judith Patterson            57            Manager


         The information set forth below identifies the principal occupation and activities of the directors and executive officers during the past five years:

         MR. STEVEN DEMPSEY has served as President and Chief Executive Officer of the Company since May 1998. He was a vice president of Sales and Marketing at PaineWebber, Inc., between February 1989 and November 1997. Mr. Dempsey was appointed a director in June 1998. Mr. Dempsey graduated from Hendrix College in 1978 with a Bachelor of Arts degree with an emphasis on economics.

         MS. NILOO HOWE currently serves as President of the Company and has held that position since June 2000. Prior to joining the Company, Ms. Howe was CEO and President of Allpets.com, Inc. from June 1999 to June 2000. From July 1996 to June 1999, Ms. Howe was an Associate and Manager with McKensey & Company, a management consulting firm, where she provided strategy, marketing, and change management services to various clients. Ms. Howe was a corporate and entertainment attorney with O'Melveny & Meyers LLP from January 1995 to May 1996. Ms. Howe received her law degree from Harvard Law School and her Bachelor of Arts from Columbia College.

         MR. MIKE KELLY is currently an Executive Vice President and has been employed since September 1, 1999. Mr. Kelly was a Vice President/General Manager with Sporting Dogs Specialties (PetSmart Direct) between April 1987 and April 1998, and Vice President of Home Trends from April 1998 until August 1999. Mr. Kelly graduated from Rochester Institute of Technology in 1986.

         MR. GREGG ROLLINS has been employed as the Chief Financial Officer of the Company since April 1999. Mr. Rollins was a senior vice president with Leiblong Associates from 1998 until April 1999 and was an account vice president, assistant manager, and sales manager with Paine Webber between

1988 and 1998. Mr. Rollins graduated from Oklahoma Baptist University with a degree in Business Administration in 1980.

         MR. ROBERT M. BROWN, III is a New York-based investment banker and private investor. Mr. Brown is a former managing director of Lehman Brothers, where he worked from 1978 to 1994. In 1995 he joined Creditanstalt Investment Bank ("CAIB") of Austria. In 1998, Mr. Brown left CAIB and formed B-III Capital LLC for which he serves as Chairman and President. He is a founder and Chairman of Web of Care.com, Inc., an Internet-based home healthcare community and e-commerce enterprise. Mr. Brown holds a B.A. in Economics from Carnegie Mellon University and an M.B.A. from the University of Michigan. He is a trustee and member of the investment committee of Carnegie Mellon University.

          MR. FRANK CREER, a director of the Company since July, 2000, is managing partner in the venture capital firm Zone Ventures, L.P. Prior to joining Zone Ventures in 1998, Mr. Creer was a partner in Wasatch Venture Fund from June, 1994 to April, 1998. Mr. Creer has a Bachelor of Science degree in University Studies with a Finance and Entrepreneurial emphasis from the University of Utah.

         MR. J. TOD FETHERLING, a director of the Company, is CEO of Galaxy, Inc., an internet search engine. Mr. Fetherling served as President of AHN.com/the Health Network, an internet e-Health company from April, 1998 to May, 2000. Mr. Fetherling was Interactive Manager of Brown-Forman, a distributor of distilled spirits from November, 1998. Mr. Fetherling was Interactive Manager of Columbia/HCA from December, 1994 to November, 1997. Mr. Fetherling served as Practice Manager of Jewish Hospital from March, 1993 to December, 1994. Mr. Fetherling received a Bachelor of Science in Business Administration from the University of Tennessee.

         MR. DINO MOSHOVA is a Director of the Company and has been a director since inception. Mr. Moshova currently serves as a consultant to the Company, providing technology services related to the Company's website. Mr. Moshova has operated Moonbark Web Designer since September 1997. From September 1984 until September 1997, Mr. Moshova owned and operated Leisure Video of New York. Mr. Moshova graduated from Fordham University.

         MS. JUDITH PATTERSON was the Vice President of Operations for Humboldt Industries, Inc. from July 1986 until May 2000 and is currently a Manager in the catalog division. From 1981 until July 1986, Ms. Patterson was Operations and Distribution Manager for Doskocil Manufacturing Company, the leading manufacturer of in-flight kennels in the world.

         MR. JERRELL W. SHELTON is an information/publishing executive with over 30 years of business experience in all phases of information/publishing, manufacturing, services and telecommunication industries. For the last 18 years, he has functioned as Chief Executive Officer of public and private companies of international scope. Most recently, Mr. Shelton was the CEO of NDC Holdings, Inc., the fourth largest independent yellow pages publisher in the United States, and a holding of Three Cities Research. Prior to NDC, Mr. Shelton was CEO of Continental Graphics Holdings Inc., an Apollo Partners holding, with operations in specialized information processing, information/publishing products, engineering support services, imaging services and networks, and motion picture film processing. Previously, Mr. Shelton was CEO of The Thomson Business Information Group (TBIG) of the Thomson Corporation. Mr. Shelton holds a Bachelor of Science in Business Administration from the University of Tennessee and a Masters of Business Administration from Harvard University.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid by Pet Quarters for services rendered by our Chief Executive Officer and our three other highest paid executive officers during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                                                      SECURITIES
                                                                                      RESTRICTED      UNDERLYING
                                      FISCAL        SALARY/        OTHER ANNUAL     STOCK AWARD(S)   OPTIONS/SARS
NAME AND PRINCIPAL POSITION            YEAR         BONUS($)     COMPENSATION ($)        ($)              (#)
Steven B. Dempsey,
Chairman and CEO                       2000         100,000                                              350,000(3)
                                       1999         100,000             0                 0                    0
                                       1998          55,000             0                 0                    0

Niloo Howe,
President (1)                          2000         100,000
                                       1999         100,000             0

Mike Kelly,
Executive Vice President               2000         135,000                                              200,000
                                       1999         135,000             0                221,875(2)            0

Gregg Rollins,
Chief Financial Officer                2000          92,000                                              350,000(3)
                                       1999          85,000          None                 0              225,000

(1) Ms. Howe joined the Company in June, 2000, after consummation of our acquisition of Allpets.com. The compensation figures shown for all of fiscal year 1999 and fiscal year 2000 up to June 1, 2000 represent amounts paid by Allpets.com prior to the acquisition. The options granted were Allpets options that can be converted into Pet Quarters options.

(2) Shares were held in Pet Quarters lock-box and were delivered to Mr. Kelly on September 1, 2000, the end of one year of employment.

(3) These shares were issued pursuant to the Company's Management Incentive Plan. The Company has reserved 2.5 million shares for issuance to officers, directors, consultants and employees of the Company.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF     PERCENT OF TOTAL
                                    SECURITIES       OPTIONS/SARS
                                    UNDERLYING        GRANTED TO                                      GRANT DATE
   FISCAL                         OPTIONS GRANTED    EMPLOYEES IN     EXERCISE PRICE   EXPIRATION   PRESENT VALUE
    YEAR              NAME              ($)           FISCAL YEAR         ($/SH)          DATE           ($)
     1999      Gregg Rollins         225,000            100%            1.125           04/01/04          253,125
     2000      Gregg Rollins         350,000             50%            1.6875           06/01/05         295,313

     2000      Mike Kelly            200,000                            2.96875         12/23/99          593,750
     2000      Steve Dempsey         350,000             50%            1.6875            06/01/05        295,313



EMPLOYMENT CONTRACTS

         We have entered into employment agreements with most of our executive officers as well as certain other employees, including the following persons:

         Messrs. Dempsey and Rollins entered into employment agreements with the Company on June 6, 2000, providing for base annual compensation of $100,000 and $92,000, respectively. Pursuant to such employment agreements, each such officer is eligible for additional year-end bonus compensation to be determined pursuant to an incentive bonus plan. Each employment agreement is for a term of two years, and unless terminated or not renewed by the Company or not renewed by the employee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each of the employment agreements provides that, in the event of a termination of employment by the Company, except for specific instances of "cause" as defined in the employment agreement, such employee shall be entitled to receive from the Company such employee's then current salary for a period specified in the agreement. Each employment agreement contains a covenant not to compete with the Company for a period of one year immediately following the termination of his employment.

         Ms. Howe entered into an employment agreement with the Company on May 30, 2000, providing for base annual compensation of $100,000. Ms. Howe is also eligible to receive additional year-end bonus compensation. The agreement is for a term of one year, and unless terminated or not renewed by the Company or not renewed by the employee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. The employment agreement provides that, in the event of a termination of employment by the Company, except for specific instances of "cause" as defined in the employment agreement, Ms. Howe shall be entitled to receive from the Company her then current salary for a period specified in the agreement. The employment agreement contains a covenant not to compete with the Company for a period of one year immediately following the termination of employment.

         Mike Kelly entered into an employment agreement with the Company, providing for a base annual compensation of $135,000. The agreement is for a term of two years, unless earlier terminated by the Company or the employee. The employment agreement obliges Mr. Kelly to devote his full attention to the Company's operations and restricts his right to compete against Pet Quarters upon departure.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


                             PRINCIPAL STOCKHOLDERS

         The Company was founded by Matthew Hoff and Michael Parnell in May of 1997. Mr. Hoff contributed $4,100 for 4,100,000 shares of the Company's $.001 par value common stock. Mr. Parnell contributed $2,000 for 2,000,000 shares of common stock. During June and July of 1997, the Company conducted a private offering of securities pursuant to Rule 504 of Regulation D. In the course of this offering, the Company raised $105,000 in proceeds from the sale of 1,050,000 shares of common stock at $.10 per share. The offering was made to twenty-one persons, including public investors not affiliated with the Company. The Company offered its securities through its officers and directors on a best-efforts basis. Consequently, there were no underwriting discounts or commissions. Following these two offerings, the Company had a total of 7,150,000 shares of common stock outstanding.

         In August 1997, the Company conducted a second private offering of securities pursuant to Rule 504 of Regulation D. In this offering, common stock was sold at $.50 per share to fifty-two persons, many of whom were current shareholders, raising an additional $860,000, less offering costs of $31,567. This offering was extended to persons who were affiliates with the Company or some private investors. The Company offered its securities through its officers and directors on a best-efforts basis. Consequently, there were no underwriting discounts or commissions.

         The Company filed appropriate documentation to allow its stock to be traded on the Over-the-Counter-Bulletin-Board (OTCBB), and in October 1997, the Company's stock began to trade on the OTCBB.

         In November 1997, the Company issued 1,777,500 shares of its common stock to acquire land and a building from Ammonia Hold, Inc. The stock had a fair market value of $888,750 and Ammonia Hold has a substantial ownership interest in Pet Quarters.

         In June 1999, we repurchased 2,000,000 shares of our common stock from Matthew Hoff. During the fiscal year ended on June 30, 1999, we issued 180,000 shares of our common stock to employees. These shares were issued to retain the service of top management personnel. On September 9, 1999, 95,000 additional shares of common stock were issued to Humboldt Industries employees to retain them in management. An additional 1,146,417 shares were issued to acquire Humboldt Industries and 153,334 were issued as part of the financing for the Humboldt Industries acquisition. A total of 60,195 shares were issued to three
(3) vendors of Pet Quarters in order to secure their service during fiscal year 1999. Each of the above transactions were private transactions which did not involve a public offering. The transactions were exempted pursuant to Section 4(2) and other provisions of the Securities Act of 1933, as amended.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                     NUMBER OF SHARES
                                                       BENEFICIALLY
              NAME                CLASS OF SECURITY        OWNED        PERCENTAGE OWNED
Ammonia Hold, Inc. (1)            Common Stock          1,647,500              8%
10 Gunnebo Drive
Lonoke, AR 72086

Matthew J. Hoff  (2)              Common Stock          1,060,452              5%
10 Gunnebo Drive
Lonoke, AR 72086

Michael Parnell (3)               Common Stock          1,207,170              6%
10 Gunnebo Drive
Lonoke, AR 72086

Steven Dempsey (4)                Common Stock          1,085,156              5%
720 E. Front
Lonoke, AR 72086

Dino Moshova (5)                  Common Stock            692,328              3%
720 E. Front
Lonoke AR 72086

Gregg Rollins (6)                 Common Stock            512,078              3%
720 E. Front
Lonoke, AR 72086

Mike Kelly                        Common Stock             50,000               *
1 Maplewood Drive
Hazelton, PA 18201

Robert M. Brown III (7)           Common Stock            502,392              3%
720 E. Front
Lonoke, AR 72086

J. Tod Fetherling                 Common Stock             35,166               *
720 E. Front
Lonoke, AR 72086

Jerrell W. Shelton                Common Stock             49,232               *
720 E. Front
Lonoke, AR 72086

Niloo Howe (8)                    Common Stock            765,871              4%
720 E. Front
Lonoke, AR 72086

Frank Creer (9)                   Common Stock                  0               *
720 E. Front
Lonoke, AR 72086

Zone Ventures, L.P.               Common Stock          1,111,974              6%
Limited Partnership
400 Seaport Court
Suite 250
Redwood City, CA 94063

AMRO International (10)           Common Stock          1,944,474              10%
c/o Westminster Securities
100 Park Ave., 28th Floor
New York, NY 10017

All officers and directors as a   Common Stock         10,663,793
group and 5% shareholders as a
group

----------

(1) The Board of Directors of Ammonia Hold, Inc., are Michael D. Parnell, President and CEO; Dan N. Thompson, CFO; Robert S. Ligow, Charles Nickle, and William Ketchum. Any transaction concerning Pet Quarters, Inc., including the disposition or purchase of common stock, requires board authorization, effected by a vote of the majority of the directors.

(2) Includes 60,000 shares held for Mr. Hoff's minor children, which he is custodian. The Matthew J. Hoff Trust was dissolved after fiscal year 2000.

(3) Includes 637,179 shares directly owned by Mr. Parnell and 569,991 shares which may be acquired through the conversion of shares of Series A Convertible Preferred Stock.

(4) Includes 910,156 shares directly owned by Mr. Dempsey and 175,000 shares subject to stock options.

(5) Includes 517,328 shares owned directly by Mr. Moshova and 175,000 shares subject to stock options.

(6) Includes 5,500 shares held by Mr. Rollins' minor children, 400,000 shares subject to stock options, and 18,095 shares which may be acquired through conversion of shares of Series A Convertible Preferred Stock.

(7) Includes 430,013 shares subject to stock options and 72,379 shares which may be acquired through the conversion of shares of Series A Convertible Preferred Stock.

(8) Includes 510,162 shares owned directly by Ms. Howe and 255,709 shares subject to stock options.

(9)      Mr. Creer is a Managing Director of Zone Ventures, L.P.

(10) Includes 723,798 shares which may be converted into common stock from a 6% convertible debenture.

         At this time, the Company is not involved in or aware of any arrangements that will result in a change of control of the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company became subject to the reporting requirements of Section 16 of the Securities Exchange Act on March 10, 2000. The following persons were late in filing a Form 3 to report their ownership in the Company: Steve Dempsey, Gregg Rollins, Niloo Howe, Robert Brown, Frank Creer, J. Tod Fetherling, Dino Moshova, Jerry Shelton and Mike Kelly. The Company is not aware of any person failing to file or being late in filing a Form 4 or Form 5.

Item 13.  Certain Relationships and Related Transactions.

                           *RELATED PARTY TRANSACTIONS

BRIDGE LOAN

         The following persons, who are directors or officers of the Company or hold 5% or more of the Company's common stock, were beneficiaries of the Trust, which loaned the Company $4,600,000 (the "Bridge Loan") to purchase Humboldt Industries. The dollar value of the beneficial interest of each person in the Bridge Loan and his or her relationship to the Company is set forth opposite his or her name.

         Dino Moshova                    $23,000              Director
         Gregg Rollins                   $90,000              Chief Financial Officer
         Steven Dempsey                  $50,000              President and Chief Executive Officer
         Michael Parnell                 $750,000             Founder
         Jemima S. Parnell               $110,000             Mother of Michael Parnell

         In connection with the extension of the Bridge Loan on November 10, 1999, we borrowed a total of $204,723 from Michael Parnell and the Matthew J. Hoff Trust, which was evidenced by two notes payable. On January 27, 2000, the notes payable were converted into 409,446 shares of common stock.

STOCK GRANTS

         On September 9, 1999, we made grants of common stock totaling 95,000 shares to three Humboldt employees. The grants were made to retain the services of these persons and included 5,000 shares to Judith Patterson, 40,000 shares to Melanie Rosenzweig, and 50,000 shares to Mike Kelly. This stock vested on August 5, 2000 for Patterson and Rosenzweig and September 1, 2000 for Kelly.

OTHER TRANSACTIONS

         Ammonia Hold, Inc. has made several advances to Pet Quarters in various amounts totaling $140,000 as of June 1, 2000, which are each represented by a promissory note from Pet Quarters. Each promissory note bears interest at a rate of 8%.

         On December 17, 1999, Michael Parnell loaned Pet Quarters $204,989.49 pursuant to a promissory note. The proceeds of the loan were used to reduce short-term bank indebtedness. The promissory note bears interest at a rate of 10% per annum and is due July 31, 2001. The current balance is $154,989. The promissory note is secured by our land and building located in Lonoke, Arkansas.

         We borrowed $225,000 from the Matthew J. Hoff Trust on March 3, 2000, pursuant to a promissory note that bears interest at a rate of 10% per annum. The proceeds of this loan were used as the cash portion of the purchase price of Wellstone Acquisition Corporation. The current balance is $175,000. The promissory note is due on July 31, 2001 and is secured by our land and building located in Lonoke, Arkansas.

         Robert Brown's wholly-owned company, B-III Capital LLC ("B-III Capital") has a contract with the Company to advise and assist the Company in raising capital and acquisition advisory services. The contract provides that B-III Capital will receive a monthly retainer of $5,000, reimbursement for usual business expenses and success fees in connection with financing and acquisition transactions. Mr. Brown has received $131,650 in payments from the Company under the terms of his contract in fiscal 2000 and $117,032 in payments in fiscal 2001. Mr. Brown is currently owed $240,548 for services rendered on behalf of the Company under the terms of the B-III Capital contract. Mr. Brown did not receive compensation from the Company in fiscal 1999. In connection with the execution of the contract with B-III Capital, Mr. Brown individually received an option to purchase 573,350 shares of our common stock, at an exercise price of $1.00 per share. To date, 477,791 shares under the option have vested. The remaining shares vest on a monthly basis of 23,889 shares each month.

         Dino Moshova, a director of the Company, was paid $69,670 to date as a consultant for his web-site development services. Mr. Moshova was paid $52,000 during fiscal 1999 for web-site development services. Currently, Mr. Moshova is paid $92,000 annually for his services.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


   (a)   1.       Financial Statements are included beginning on page 25.

   (a)   2.       Financial Statements required by Item 8 are included with the
                  Financial Statements identified above.

   (a)   3.       See Exhibit Index on page 52.

   (b) On March 6, 2000 the Company filed a report on Form 8-K announcing the acquisition of Wellstone Acquisition Corporation in exchange for 130,208 shares of the Company's common stock. This transaction is more fully described in Note 3 to the financial statements. On May 5, 2000 the Company filed a Form 8-K reporting the acquisition of all of the shares of WeRPets.com, Inc. in exchange for 703,316 shares of the Company's common stock. This transaction is more fully described in Note 3 to the financial statements. Neither of these acquisitions required the preparation and filing of separate financial statements.

CONSOLIDATED FINANCIAL STATEMENTS


Pet Quarters, Inc. and Subsidiaries
Years ended June 30, 2000, 1999 and 1998 with Reports of Independent Auditors

                       Pet Quarters, Inc. and Subsidiaries

                        Consolidated Financial Statements


                    Years ended June 30, 2000, 1999 and 1998




                                    Contents

Report of Ernst & Young LLP, Independent Auditors.............................27
Report of Crouch, Bierwolf & Chisholm, Independent Auditors...................28


Audited Consolidated Financial Statements

Consolidated Balance Sheets...................................................29
Consolidated Statements of Operations.........................................31
Consolidated Statements of Stockholders' Equity...............................32
Consolidated Statements of Cash Flows.........................................34
Notes to Consolidated Financial Statements....................................35

                Report of Ernst & Young LLP, Independent Auditors

Stockholders and Board of Directors
Pet Quarters, Inc.

We have audited the accompanying consolidated balance sheets of Pet Quarters, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pet Quarters, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has operating losses and is dependent upon future financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




Little Rock, Arkansas                                          Ernst & Young LLP
August 31, 2000

                          Independent Auditors' Report


To the Stockholders and Board of Directors
Pet Quarters, Inc.

We have audited the accompanying balance sheet of Pet Quarters, Inc. as of June 30, 1998 and the related statement of operations, stockholders' equity and cash flows for the year ended June 30, 1998 and the two months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pet Quarters, Inc. as of June 30, 1998 and the results of their operations and cash flows for the year ended June 30, 1998 and the two months ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's operating loss raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Crouch, Bierwolf & Chisholm


October 25, 1998
Salt Lake City, Utah

                       Pet Quarters, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                             June 30
                                                                       2000            1999
                                                                   ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                       $    164,128    $     37,726
   Accounts receivable                                                  175,608           2,654
   Inventories (Note 5)                                               1,674,002          33,783
   Prepaid expenses                                                     637,425           2,250
   Land and building held for sale (Note 4)                             500,000              --
   Other current assets                                                 151,177              --
                                                                   ------------    ------------
Total current assets                                                  3,302,340          76,413



Property, plant and equipment (Notes 4 and 5):
   Land                                                                      --         225,000
   Buildings and improvements                                            33,600         708,600
   Furniture and equipment                                              596,038          35,072
                                                                   ------------    ------------
                                                                        629,638         968,672
Less accumulated depreciation                                          (115,767)        (33,185)
                                                                   ------------    ------------
                                                                        513,871         935,487


Goodwill, net of accumulated amortization
   of $2,162,156 at June 30, 2000 (Note 3)                           17,524,514              --
Intangible assets, net of accumulated amortization of
   $95,707 and $10,138 at June 30, 2000 and 1999, respectively          506,227          30,385
                                                                   ------------    ------------
Total assets                                                       $ 21,846,952    $  1,042,285
                                                                   ============    ============

                                                                                               June 30
                                                                                         2000            1999
                                                                                     ------------    ------------
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                                                  $  2,904,205    $    203,394
   Accrued expenses                                                                       546,412          12,613
   Convertible debenture, net of discount (Note 11)                                       950,000              --
   Notes payable to related parties (Note 5)                                              615,178         325,000
   Current portion of notes and capital leases payable (Note 10)                          125,763              --
                                                                                     ------------    ------------
Total current liabilities                                                               5,141,558         541,007

Long-term portion of notes and capital
   leases payable (Note 10)                                                               260,936              --
                                                                                     ------------    ------------
Total liabilities                                                                       5,402,494         541,007

Commitments and contingencies (Notes 3 and 8)                                                  --              --

Stockholders' equity:
   Convertible preferred stock, $.001 par value per share, 10,000,000 shares authorized; 34,642 shares issued and outstanding at June 30,
     2000                                                                                      35              --
   Common stock, $.001 par value per share, 40,000,000  shares authorized;
     18,147,783 and 9,800,195, shares issued and outstanding at June 30, 2000
     and 1999, respectively                                                                18,148           9,800
   Additional paid-in capital                                                          33,109,661       2,498,867
   Accumulated deficit                                                                (16,586,531)     (1,868,444)
                                                                                     ------------    ------------
                                                                                       16,541,313         640,223
   Less unamortized stock compensation                                                    (96,855)       (138,945)
                                                                                     ------------    ------------
Total stockholders' equity                                                             16,444,458         501,278
                                                                                     ------------    ------------
Total liabilities and stockholders' equity                                           $ 21,846,952    $  1,042,285
                                                                                     ============    ============




See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                       Years ended June 30
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Sales, net of allowances and discounts                    $ 13,731,147    $    262,470    $     43,835
Cost of sales                                                9,446,400         205,774          21,908
                                                          ------------    ------------    ------------
                                                             4,284,747          56,696          21,927

Operating expenses and costs:
     Selling                                                 2,184,748         489,272         196,497
     Administrative and general                              8,545,016         588,870         647,114
     Depreciation and amortization                           2,120,084          36,824          11,508
                                                          ------------    ------------    ------------
                                                            12,849,848       1,114,966         855,119
                                                          ------------    ------------    ------------
Loss from operations                                        (8,565,101)     (1,058,270)       (833,192)

Other income (expense):
     Interest expense                                         (770,866)           (290)         (4,384)
     Bridge Loan origination fee (Note 9)                     (651,671)             --              --
     Troubled debt restructuring expense (Note 9)           (1,339,461)             --              --
     Other income                                                   --           2,809          15,001
     Interest income                                             9,012           3,486           6,396
                                                          ------------    ------------    ------------
                                                            (2,752,986)          6,005          17,013
                                                          ------------    ------------    ------------

Loss before income tax benefit                             (11,318,087)     (1,052,265)       (816,179)
Income tax benefit                                                  --              --              --
                                                          ------------    ------------    ------------
Net loss                                                   (11,318,087)     (1,052,265)       (816,179)

Deemed dividend on preferred stock (Note 7)                 (3,400,000)             --              --
                                                          ------------    ------------    ------------
Net loss for common stockholders                          $(14,718,087)   $ (1,052,265)   $   (816,179)
                                                          ============    ============    ============

Net loss for common stockholders per common share:
Basic                                                     $      (1.18)   $      (0.09)   $      (0.10)
                                                          ============    ============    ============
Diluted                                                   $      (1.18)   $      (0.09)   $      (0.10)
                                                          ============    ============    ============
Weighted average shares outstanding
Basic                                                       12,482,101      11,453,000       8,568,125
                                                          ============    ============    ============
Diluted                                                     12,482,101      11,453,000       8,568,125
                                                          ============    ============    ============

See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                    Convertible
                                  Preferred Stock            Common Stock       Additional                Unamortized
                                              Par                     Par        Paid-In     Accumulated     Stock
                              Shares         Amount     Shares       Amount      Capital       Deficit    Compensation    Total
                            -----------    ---------  -----------   ---------  -----------   -----------  ------------ -----------
Balance at July 1, 1997              --    $      --    7,150,000   $   7,150  $   103,950   $        --  $         -- $   111,100
   August 8, 1997,
     restricted shares
     issued for cash at              --           --      119,500         120       59,630            --            --     59,750
     $.50
   Shares issued for land
     and building                    --           --    1,777,500       1,777      886,973            --            --     888,750
   Shares issued for cash
     at $0.50 less
     offering costs of
     $31,567                         --           --    1,720,000       1,720      826,713            --            --     828,433
   Shares issued for cash
     and services                    --           --      790,000         790      394,210            --            --     395,000
   Shares issued for cash
     at $0.50                        --           --        3,000           3        1,497            --            --       1,500
   Net loss                          --           --           --          --           --      (816,179)           --    (816,179)
                            -----------    ---------  -----------   ---------  -----------   -----------  ------------ -----------
Balance at June 30, 1998             --           --   11,560,000      11,560    2,272,973      (816,179)           --   1,468,354
   Shares bought from
     founder and
     subsequently canceled           --           --   (2,000,000)     (2,000)          --            --            --      (2,000)
   Restricted stock issued
     to employees                    --           --      180,000         180      183,570            --      (183,750)         --
   Amortization of stock
     compensation                    --           --           --          --           --            --        44,805      44,805
   Shares issued for
     services (Note 8)               --           --       60,195          60       42,324            --            --      42,384
   Net loss                          --           --           --          --           --    (1,052,265)           --  (1,052,265)
                            -----------    ---------  -----------   ---------  -----------   -----------  ------------ -----------
Balance at June 30, 1999             --           --    9,800,195       9,800    2,498,867    (1,868,444)     (138,945)    501,278
   Shares issued for
     acquisition of
     Humboldt Industries             --           --    1,146,417       1,147    4,598,853            --            --   4,600,000
   Shares issued as
     origination fee for
     Bridge Loan                     --           --      153,334         153      651,518            --      (651,671)         --
   Shares issued for legal
     services (Note 8)               --           --        4,334           4       18,416            --            --      18,420

(continued)

                       Pet Quarters, Inc. and Subsidiaries

                           Convertible Preferred
                                   Stock               Common Stock        Additional                   Unamortized
                                          Par                     Par        Paid-In    Accumulated        Stock
                            Shares       Amount     Shares       Amount      Capital       Deficit      Compensation      Total
                            -------     --------  -----------  ----------  -----------  ------------    ------------  ------------
Restricted stock issued
  to employees                   --     $     --      105,000  $      105  $   411,926  $         --    $   (412,031) $         --
Amortization of loan
  origination fee                --           --           --          --           --            --         651,671       651,671
Stock issued for Bridge
  Loan origination fee
  refinancing                    --           --      275,000         275      482,735            --              --       483,010
In the money feature of
  convertible debt issued
  in conjunction with
  Bridge Loan refinancing        --           --           --          --      626,452            --              --       626,452
Shares issued to
  investors for cash             --           --      178,964         179      256,234            --              --       256,503
Revocation of employee
  stock grant                    --           --      (10,000)        (10)     (11,240)           --           5,979        (5,271)
Shares issued under
  subscription agreement         --           --    1,176,715       1,177    2,384,925            --              --     2,386,102
Debt converted to stock          --           --      409,446         410      204,314            --              --       204,724
Shares issued for the
  acquisition of Wellstone       --           --      130,208         130      557,323            --              --       557,453
Stock options issued for
  services (Note 8)              --           --           --          --    1,325,402            --              --     1,325,402
Amortization of stock
  compensation                   --           --           --          --           --            --         448,142       448,142
Shares issued for the
  acquisition of
  WeRPets.com, Inc               --           --      703,316         703    2,460,903            --              --     2,461,606
Shares issued for the
  acquisition of
  Charterdure, Ltd.              --           --      400,000         400      724,600            --              --       725,000
Shares issued for the
  acquisition of
  AllPets.com, Inc.              --           --    3,652,785       3,653    8,664,600            --              --     8,668,253
Shares issued for legal
  services (Note 8)              --           --       22,069          22       39,978            --              --        40,000
Convertible debenture
  discount and non-cash
  interest (Note 11)             --           --           --          --      350,000            --              --       350,000
Issuance of convertible
  preferred stock            34,642           35           --          --    3,463,765            --              --     3,463,800
Deemed dividend on
  convertible preferred
  stock                          --           --           --          --    3,400,000    (3,400,000)             --            --
Net loss                         --           --           --          --           --   (11,318,087)             --   (11,318,087)
                            -------     --------  -----------  ----------  -----------  ------------    ------------  ------------
Balance at June 30, 2000     34,642     $     35   18,147,783  $   18,148  $33,108,661  $(16,586,531)   $    (96,855) $ 16,444,458
                            =======     ========  ===========  ==========  ===========  ============    ============  ============

See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                             Years ended June 30
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
Operating activities
Net loss                                                        $(11,318,087)   $ (1,052,265)   $   (816,179)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                                    117,901          16,836           6,211
     Amortization of goodwill and intangibles                      2,002,183          19,988           5,297
     Non-cash interest expense                                       310,000              --              --
     Beneficial conversion feature on convertible debt               626,452              --              --
     Amortization of loan origination fees                         1,134,681              --              --
     Amortization of stock compensation expense                      442,871          44,805              --
     Stock and options issued for services                         1,383,822          42,384         360,000
     WellStone Impairment                                            557,453              --              --
     Bridge loan default penalty refinanced                          230,000              --              --
     Write down of land and building held for sale                   400,000              --              --
     Changes in operating assets and liabilities, net of
       acquisitions:
         Accounts receivable                                         (12,639)            357          (3,011)
         Inventories                                                 473,248          39,446         (73,229)
         Prepaid expenses                                           (441,837)          7,178          (9,428)
         Other assets                                               (146,886)         36,238         (52,968)
         Accounts payable                                          1,201,009         189,715          13,679
         Accrued expenses                                            231,431          11,472           1,141
         Unearned income                                                  --          (5,885)          5,885
                                                                ------------    ------------    ------------
Net cash used in operating activities                             (2,808,398)       (649,731)       (562,602)

Investing activities
Acquisition of Humboldt, net of cash                              (4,446,927)             --              --
Cash acquired in stock acquisition of Allpets.com                    412,444              --              --
Purchases of property, plant, and equipment                         (104,467)        (11,386)        (97,338)
Purchases and development of web sites                              (106,742)             --              --
                                                                ------------    ------------    ------------
Net cash used in investing activities                             (4,245,692)        (11,386)        (97,338)

Financing activities
Proceeds from issuance of common stock                             2,642,605              --         924,683
Proceeds from issuance of preferred stock                          2,055,300              --              --
Proceeds, net of payments made, from debt                          2,482,587         325,000              --
Redemption of common stock                                                --          (2,000)             --
                                                                ------------    ------------    ------------
Net cash provided by financing activities                          7,180,492         323,000         924,683
                                                                ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                 126,402        (338,117)        264,743
Cash and cash equivalents at beginning of period                      37,726         375,843         111,100
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period                      $    164,128    $     37,726    $    375,843
                                                                ============    ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $    435,504    $        290    $      1,384
                                                                ============    ============    ============

See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 June 30, 2000


1. Summary of Significant Accounting Policies

Organization and Nature of Business

Pet Quarters, Inc. and subsidiaries (the "Company") was organized under the laws of the state of Arkansas on May 22, 1997. The Company sells pet supplies to both retail and wholesale customers through catalogs and e-commerce. In August 1999 the Company purchased Humboldt Industries whose primary business was catalog sales. As a result of this acquisition, the Company has altered its approach by combining a traditional catalog company that is migrating its customer base to the Internet, and expanding its Internet-only customers through the catalog.

Consolidation

The consolidated financial statements include the accounts of all wholly owned subsidiaries, which include Chartendure Limited, WeRPets.com, Inc., PQ Acquisition Company, Inc. (the survivor of Humboldt and Maplewood acquisitions), Wellstone Acquisition Corporation and Allpets.com, Inc. (See Note 3).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventories at June 30, 2000 and 1999, consist principally of pet supplies purchased for retail sale.

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five years for furniture and equipment to thirty-nine years for buildings and improvements.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


Income Taxes

The Company provides for income taxes based on the liability method. No benefit for income taxes has been made due to net operating loss carryforwards that may offset future taxable income.

Stock-Based Compensation

The company records stock based compensation using provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic consolidated financial statements. Such provisions require the company to recognize compensation cost over the vesting period for the difference between the quoted market price of an award at the date of grant and the purchase or exercise price of the shares.

Goodwill

The excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions ("goodwill") is being amortized on a straight-line basis over its estimated life, 2 to 5 years currently. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected undiscounted net cash flows of the related business unit. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from 3 to 5 years. Intangible assets at June 30, 2000 and 1999, primarily consist of web site development costs and trademarks.

Advertising Costs

The Company expenses advertising costs, other than direct response advertising as they are incurred. Advertising expenses of approximately $1,526,000 and $430,000 were incurred for the years ended June 30, 2000 and 1999, respectively. There were no advertising expenses incurred for the year ended June 30, 1998.

The Company's wholly owned subsidiaries, Humboldt Industries, and affiliates, account for catalog costs in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" in connection with the marketing of their direct response product catalogs. The cost to produce mail catalogs are amortized over the period of benefit, which is less than one year using the ratio of current period revenue to the total current and estimated future period revenues. Capitalized direct response advertising costs at June 30, 2000 were $631,000.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


Concentration of Credit Risk

The Company's services are provided primarily to customers throughout the United States. The Company receives payment largely by customers' use of credit cards for both catalog and internet sales. The Company performs ongoing credit evaluations and generally does not require collateral. Historically, credit losses have been within management's expectations.

Revenue Recognition

Revenue from product sales is recognized upon shipment of merchandise, net of an allowance for estimated customer returns and discounts.

Shipping and Handling

Fees received from shipping and handling activities are included as revenue. Costs incurred for shipping and handling are included as a component of cost of goods sold.

Impairment of Assets

The Company accounts for any impairment of its long-lived assets using Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the SOP, qualifying computer software costs are required to be capitalized and amortized against income over the software's estimated useful life. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective July 1, 1999.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and will be adopted by the Company for the period beginning July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives will be recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations, financial position, or cash flows.

Reclassifications

To conform to the 2000 presentation, certain accounts for 1999 and 1998 have been reclassified. The reclassifications had no effect on net loss for 1999 and 1998.

2. Going Concern Uncertainty

The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions may include but are not limited to utilizing the Equity Line of Credit (see Note 12), a strategic partnership or acquisition that would provide the Company with the necessary capital, or sale of certain assets. However, there are no assurances that management will be able to secure additional equity capital or complete any other strategic transactions that will permit the Company to meet its current obligations.

3. Acquisitions

Humboldt and Maplewood

On August 1, 1999, the Company acquired 100% of the outstanding stock of Humboldt Industries, Inc. and Maplewood Industries, Inc., both of Hazleton, Pennsylvania, for $4.6 million cash and 1,146,417 shares of the Company's common stock valued at $4.6 million on the date of the acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $8.3 million of goodwill. Goodwill is being amortized over a five-year life. The acquisition was financed through a Bridge Loan in the amount of $4.6 million. This bridge loan was extended in November 1999 and subsequently repaid in February and May 2000 (see Note 9 for further description of the Bridge Loan).

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


Wellstone Acquisition Corporation

On March 6, 2000, the Company acquired all of the outstanding stock of Wellstone Acquisition Corporation ("Wellstone") in exchange for 130,208 shares of the Company's common stock, valued at $557,453 ($4.28 per share) on the date of acquisition. In addition, the Company paid professional and legal fees of $225,000 in conjunction with this transaction.

The acquisition was made pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. This rule allows nonreporting entities to acquire fully reporting entities and thereby become fully reporting. The Company made this acquisition in order to become fully reporting. It was subsequently determined that the Company could not utilize rule 12g-3(a) to become fully reporting. The Company has not identified an alternative use for Wellstone and has therefore expensed the entire cost of $782,453 during the quarter ended March 31, 2000 as a component of general and administrative expense.

WeRPets.com

On April 27, 2000 the Company acquired WeRPets.com, Inc. for 703,316 shares of the Company's common stock, valued at $2,461,606 ($3.50 per share) on the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $2.5 million of goodwill. Goodwill is being amortized over a three-year life.

Chartendure

On May 1, 2000 the Company acquired Chartendure, Ltd., a company organized under the laws of the United Kingdom, for 400,000 shares of the Company's common stock, valued at $725,000 ($1.81 per share) on the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $725,000 of goodwill. Goodwill is being amortized over a two-year life.

Allpets.com

On May 30, 2000 the Company acquired AllPets.com, Inc. through the exchange of 3,652,785 shares of the Company's common stock and 1,105,250 stock options. The stock and stock options exchanged were valued based on the closing price of $1.875 on May 30, 2000, resulting in a purchase price of $8.6 million. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $7.9 million of goodwill. Goodwill is being amortized over a three-year life. In addition to the shares exchanged above, the Company may be required to issue up to 1,189,479 additional shares of common stock if contingencies related to the achievement of certain stock price appreciation targets and listing of the Company's stock on the NASDAQ are achieved.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)



The operations of acquired companies have been consolidated with the operations of the Company beginning August 1, 1999. Pro forma unaudited information, which includes goodwill amortization and bridge loan interest expense, as if these acquisitions occurred as of July 1, 1998, is as follows:

                                Years ended June 30
                              2000             1999
                          -------------    -------------
Sales                     $  14,989,098    $  15,143,999
Cost of sales               (10,293,722)     (10,556,113)
Operating expenses          (18,488,920)      (8,866,218)
Other expenses               (2,687,416)        (555,519)
                          -------------    -------------
Net loss                  $ (16,480,960)   $  (3,721,605)
                          =============    =============

The above pro forma unaudited information does not purport to be indicative of the results which actually would have occurred had the acquisition been made at the beginning of the respective periods.

4. Land and Building Held for Sale

The Company entered into an agreement on April 14, 2000 to sell its facility in Lonoke, Arkansas for net proceeds of $500,000. As a result of the decision to sell the building, a write-down in the carrying value of the land and building of $400,000 was recorded in general and administrative expenses as of June 30, 2000 (see Note 15).

5. Related Party Transactions

At June 30, 2000 and 1999, the Company had $140,000 and $225,000, respectively, in notes payable to Ammonia Hold, Inc., a principal shareholder of the Company. The notes are due on demand with an interest rate of 8%. The notes payable are secured by property and inventory.

At June 30, 2000, the Company had $250,178 in notes payable to principal shareholders of the Company. The notes are due on demand with an average interest rate of 8%. The notes are secured by property and inventory. At June 30, 2000 the Company also had a note payable in the amount of $225,000 to a trust for which a principal shareholder acts as trustee. The note is due on demand and bears interest at 10% and is secured by property and inventory.

The former stockholders of Humboldt Industries lease a building to the Company. Taxes, insurance and maintenance expenses related to the facility are paid by the Company. Rent expense on the facility aggregated $220,000 for the year ended June 30, 2000. Future minimum lease payments are $240,000 per year through July 31, 2004.

In November 1997, the Company issued 1,777,500 shares of its common stock, with a fair value of $888,750, to acquire land and a building from Ammonia Hold, Inc., a company owned by a

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


principal shareholder of the Company. As a part of the exchange an option to repurchase the building for the original sales price was granted. This option expired on June 8, 1999.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             June 30
                                                 2000          1999            1998
                                             -----------    -----------    -----------
Deferred tax assets:
   Amortization of stock compensation        $   150,576    $    15,234    $        --
   Net operating loss carryforward             4,055,311        626,852        130,345
                                             -----------    -----------    -----------
Total deferred tax asset                       4,205,887        642,086        130,345

Deferred tax liabilities
   Inventory reserve                            (204,000)            --             --
   Prepaid catalog costs                        (216,725)            --             --
                                             -----------    -----------    -----------
Total deferred tax liability                    (420,725)            --             --
                                             -----------    -----------    -----------
Net deferred tax asset                         3,785,162        642,086        130,345
Valuation allowance                           (3,785,162)      (642,086)      (130,345)
                                             -----------    -----------    -----------
                                             $        --    $        --    $        --
                                             ===========    ===========    ===========

The use of the liability method of accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Whether a deferred tax asset will be realized depends upon sufficient future taxable income and consideration of limitations on the ability to utilize net operating loss carryforwards and other tax attributes.

Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. It is management's belief that a change in ownership, which would trigger the Section 382 limitations, has not occurred. However, a valuation allowance has been established for the entire net deferred tax assets until such time as it is more likely than not that the deferred tax assets will be realized.

At June 30, 2000, the Company has net operating loss carryforwards of approximately $12.9 million for income tax purposes that expire in years 2013 through 2019.

No income taxes were paid in 2000, 1999 and 1998. The Company's effective tax rate at June 30, 2000, 1999 and 1998, is 0%. The effective tax rate for the years ended June 30, 2000, 1999

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


and 1998 is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

7. Stockholders' Equity

Stock Redemption

In June 1999, the Company retired 2,000,000 shares of common stock, which had been held by a founding stockholder of the Company. These shares were subsequently canceled. This transaction was completed in order to facilitate the acquisition of Humboldt Industries. These shares were held by the founding stockholder under a verbal understanding with other stockholders that the shares would be retired and canceled upon the occurrence of certain future events including a business combination or issuance of additional equity capital. The shares were originally issued so that the founding stockholder would have voting control. For purposes of calculating net loss per share, the 2,000,000 shares were deemed to have been retired and canceled as of July 1, 1999.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. On May 9, 2000 the Company designated 50,000 share of preferred stock as Series A Convertible Preferred Stock ("Series A Stock"), the Company subsequently issued 34,642 shares of Series A Stock for total consideration of $3,464,200, consisting of $2,055,700 in cash and $1,408,500 as payment on the Bridge Loan (see Note 9). The acquisition of these bridge loan interests effectively retired an equivalent amount of principal on the bridge loan. The Series A Stock has the following terms, rights, and privileges:

      a) Dividends - The holders of the Series A Stock are not entitled to receive dividends from the Company.

      b) Liquidation - Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Stock shall be entitled, before any distribution or payment is made upon any shares of any other class of stock of the Company, to be paid $100 per share (the purchase price of the Series A Stock).

      c) Redemption - Subject to certain conditions and one year after the initial date of issuance, the Series A Stock may be redeemed (all or none) at the Company's option upon the payment in cash of the sum of $100 per share.

      d) Conversion - At any time, holders of the Series A Stock may convert all or a portion of those shares into a number of shares of common stock, computed by multiplying the number of shares to be converted by $100 and dividing the result by the conversion price. The conversion price is equal to $1.3816. The conversion price may be adjusted from time to time to account for any stock splits, stock dividends, recapitalizations, mergers, assets sales, or similar events.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


A preferred stock deemed dividend in the amount of $3.4 million was recorded to reflect the intrinsic value of the beneficial conversion feature available to preferred shareholders and the fair value of the associated warrants at the date of issuance.

Stock Purchase Warrants

On February 23, 2000 the Company issued warrants to purchase 169,200 shares of common stock at an average purchase price of $4.52 in conjunction with the private placement of approximately $3 million of common stock. The warrants are immediately exercisable and will expire three years from the date of issuance. These warrants were accounted for as a cost of capital and were recorded as equity.

On March 15, 2000 the Company issued warrants to purchase 1,320,000 shares of common stock at an average purchase price of $3.92 in conjunction with the $25 million Equity Line of Credit. The warrants are immediately exercisable and will expire three years from the date of issuance. These warrants were accounted for as a cost of capital and were recorded as equity.

On May 2, 2000 the Company issued warrants to purchase approximately 75,000 shares of common stock at an average purchase price of $2.07 in conjunction with the $1 million Convertible Debenture. The warrants are immediately exercisable and will expire three years from the date of issuance. The fair value of these warrants was accounted for as a discount on the debt issued and is being amortized as interest expense over the term of the agreement.

On May 8, 2000 the Company issued warrants to purchase 3,464 shares of Series A Convertible Preferred Stock at an exercise price of $100 per share. The shares may be converted into a maximum of 250,724 shares of common stock. The warrants are immediately exerciseable and will expire three years from the date of issuance. The fair value of these warrants was accounted for as a "Deemed Dividend" in conjunction with the beneficial conversion feature.

8. Stock-Based Compensation

The Company granted 105,000 and 180,000 shares of restricted stock to certain employees during the years ended June 30, 2000 and 1999, respectively. The shares are restricted for one year following the date of grant and require that the employee remain in continuous employment for a period of one year from the date of grant. Compensation expense related to these grants is recognized ratably over the one year vesting period.

Total compensation cost for stock awards issued to employees, net of cancellations, was approximately $443,000 and $45,000 for the years ended June 30, 2000 and 1999, respectively.

In April 1999, the President of the Company granted, to an officer, an option to purchase 225,000 shares at the fair market value at the date of grant of $1.125. The grant was authorized by the President in connection with the employment of this individual in April 1999.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


On June 6, 2000, the Company's Board of Directors gave approval to the establishment of a Management Incentive Plan under which up to 2.5 million shares of the Company's common stock or common stock options can be granted to key employees, consultants and directors at the fair value of date of grant. As of June 30, 2000 the Company has granted 1,140,000 common stock options pursuant to this plan.

The Company has exchanged common stock, or common stock options for a variety of services. The Company records the cost associated with these transactions in accordance with FASB Statement 123 "Accounting for Stock-Based Compensation". For the years ended June 30, 2000 and 1999 the Company recognized approximately $1,384,000 and $42,000 of expense for these services.

The following table summarizes the activity under the Company's Management Incentive Plan and other employee options granted:

                                                                                        Weighted Average
                                                       Shares                            Price Per Share
                                        ------------------------------------   ------------------------------------
                                           2000         1999         1998         2000         1999         1998
                                        ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at beginning of year           225,000            0            0   $    1.125   $       --   $       --
Granted                                  1,340,000      225,000            0        1.879        1.125           --
Exercised                                        0            0            0           --           --           --
Canceled                                         0            0            0           --           --           --
                                        ----------   ----------   ----------
Outstanding at end of year               1,565,000      225,000            0           --           --           --
                                        ==========   ==========   ==========

Exercisable at end of year                 875,000      150,000            0
                                        ==========   ==========   ==========

Pursuant to the provisions of SFAS No. 123 "Accounting for Stock-based Compensation," the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards to employees. Accordingly, the Company has not recognized compensation expense on the issuance of its stock options and warrants.

Pursuant to SFAS No. 123, pro forma net earnings per share has been determined as if the Company had accounted for its stock options and warrants under the fair value method. The fair values of these options and warrants were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended 2000 and 1999, respectively; risk-free interest rates of 6.0% and 6.0%; expected dividend yields of 0% for each year presented; volatility factors of the expected market price of the Company's Common Stock of 100 and 100; and a weighted-average life of the options and warrants of seven years in 2000 and 1999. The weighted-average fair value of the options and warrants granted in 2000 and 1999 was $0.96 and $1.43,respectively. There were no options granted during 1998.

For purpose of pro forma disclosures, the estimated fair value of stock options and warrants is not material to the consolidated financial statements for the years ending June 30, 2000, 1999 and 1998.

9. Bridge Loan

The Company borrowed $4.6 million from the Sun Valley Trust (the "Trust") on July 30, 1999 to acquire Humboldt Industries (see Note 3). Both unaffiliated individuals and entities and affiliated individuals contributed money to the Trust. Individuals affiliated with the Company accounted for $1,023,000 of the $4.6 million. The Company issued 153,334 shares of its common stock (valued at $651,671, or $4.25 per share, the closing price on July 30, 1999) to the Trust as an origination fee. The Company amortized the fair value of these shares over the initial two month period of the loan.

The Bridge Loan was secured by all of the outstanding shares of stock of both Humboldt and Maplewood. The original note was payable in full on October 1, 1999. The Company failed to make the required payment, and shortly thereafter, the trustee attempted to foreclose on the collateral.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


On November 10, 1999, the Company executed an extension of the Bridge Loan. In addition, a five percent (5%) penalty of $230,000 was added to the outstanding principal amount of the note, resulting in an outstanding principal balance of $4,830,000. After negotiation, the Company issued to the Trust an additional 275,000 shares of common stock valued at $483,010 as a further origination fee. Both the penalty and additional fee were expensed as a troubled debt restructuring in accordance with FAS 15.

In connection with the Bridge Loan extension, the interest rate was reduced from 12.5% per annum to 10% per annum, and the maturity date was extended to May 10, 2000. In exchange, the Company agreed to make monthly partial interest payments of $20,000 by the 10th day of each month commencing December 10, 1999. The accrued but unpaid interest accumulated interest free until the Company raised additional capital. The terms of the extension also required a partial principal payment of $1,000,000 on February 10, 2000. On February 3, 2000, the Company paid the $1,000,000 principal payment to the Trust.

In connection with the extension of the Bridge Loan, the Company was also required to pay interest, attorney fees, and associated expenses of the trustee in the amount of $204,723. These funds were borrowed from related parties through the issuance of two convertible notes for $102,361 each. These notes were convertible into common stock of the Company at a rate of $.50 of debt for each share of common stock. On January 27, 2000 both of the notes were converted into a total of 409,446 shares of common stock of the Company.

The conversion feature resulted in a beneficial conversion feature to the holders of the notes of $626,452 computed as the closing price for the Company's stock on November 10, 1999 ($2.03), less the conversion price for each share ($.50), multiplied by the number of shares obtained in the conversion (409,446). This beneficial conversion feature was recorded by the Company as a component of the troubled debt restructuring at the time of issuance.

On May 10, 2000, the Company paid the remaining principal balance and all accrued interest on the Bridge Loan and received a release of the collateral from the trustee.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


10. Notes and Capital Leases Payable

                                                                           June 30
                                                                       2000         1999
                                                                    ----------   ----------
Unsecured note payable to Pine Tree Management
   Corporation with variable interest of prime minus 1%
   (8.5% at June 30, 2000), interest payable quarterly
   beginning September 10, 1999 with $45,000 principal
   payment due September 15, 2000 and 2001.                         $   90,000   $       --
Capital lease payable to a leasing company due in monthly
   installments of $5,096 until May 2003 with no stated
   interest rate. The lease is guaranteed by a stockholder             153,147           --
Capital lease payable to a leasing company due in monthly
   installments of $3,332 until December 2004 with no stated
   interest rate. The lease is guaranteed by a stockholder             143,552           --
                                                                    ----------   ----------
                                                                       386,669           --
Less current portion                                                   125,763           --
                                                                    ----------   ----------
                                                                    $  260,936   $       --
                                                                    ==========   ==========


Maturities of notes and capital leases are as follows:

2001                                                           $ 125,763
2002                                                             129,633
2003                                                              84,309
2004                                                              37,897
2005                                                               9,067
                                                               ---------
                                                               $ 386,669
                                                               =========

Equipment leased under capital lease obligations is included in furniture and equipment at June 30, 2000 and 1999. Amortization of the leased equipment is included in depreciation expense.

The Company has a $250,000 line of credit agreement, which expires July 10, 2000. At June 30, 2000 there were no amounts outstanding under this agreement. On July 10, 2000, the Company increased its line of credit agreement to $950,000. The line of credit expires October 10, 2000.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


11. Convertible Debenture

On May 5, 2000, the Company borrowed $1,000,000 pursuant to the terms of a 6% convertible debenture. The convertible debenture requires the Company to make quarterly interest payments, beginning August 5, 2000, and the full amount of the loan is due and payable on November 5, 2000. The debenture is convertible, at the option of holder, into a minimum of 666,666 shares of the Company's common stock at a rate of $1.50 per share or 85% of the average price of the lowest three days during the last twenty-two days prior to notice of the conversion. The proceeds from the debenture were used to retire the Bridge Loan. Non-cash interest expense in the amount of $290,000 was recorded at the date of issuance due to the beneficial conversion feature included in this debenture.

In conjunction with this debenture, the Company issued stock purchase warrants for the purchase of up to 75,172 shares of common stock at an average exercise price of $2.07 per share. Accordingly, a portion of the aggregate lender proceeds of $60,000 has been allocated to the warrants, based on their estimated fair market values at issuance. The beneficial conversion feature and stock purchase warrants have been accounted for as a debt discount on the convertible debentures. The debt discount is being amortized over the term of the convertible debenture and is recognized in the Statement of Operations as additional interest expense as follows:

Face amount of convertible debentures          $ 1,000,000
Value of beneficial conversion feature            (290,000)
Value of stock purchase warrants                   (60,000)
                                               -----------
                                                   650,000
Amortization of discount for beneficial
 conversion feature and stock purchase
 warrants                                          300,000
                                               -----------
                                               $   950,000
                                               ===========


12.  Equity Line of Credit Agreement

On March 15, 2000, the Company entered into an equity line of credit agreement with Splendid Rock Holdings, Ltd., whereby the Company may sell or "put", from time to time, up to an aggregate of $25 million of common stock at a price equal to 85% of the average market price of the common stock as defined by the Line of Credit Agreement. The maximum dollar amount of shares that may be put is subject to certain volume and timing restrictions.

The Company had issued no stock pursuant to this agreement as of June 30, 2000 (see Note 16).

In conjunction with this agreement the Company issued to Splendid Rock Holdings, Inc. warrants to purchase up to 1,320,000 shares of common stock at an average exercise price of $3.84. As currently structured, the Company will account for the value of the warrants issued

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


($1,774,000) as a cost of the issuance of common stock and, accordingly, this is not expected to impact future results of operations.

13. Segment Disclosures

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment-internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. The following table presents information on the operating segments for the years ended June 30, 2000, 1999 and 1998:

                                            Years ended June 30
                                   2000            1999            1998
                               ------------    ------------    ------------
Net sales:
   Internet                    $    650,759    $    262,470    $     43,835
   Catalog                       13,080,388              --              --
                               ------------    ------------    ------------
                               $ 13,731,147    $    262,470    $     43,835
                               ============    ============    ============
Loss from operations:
   Internet                    $ (6,676,943)   $ (1,058,270)   $   (833,172)
   Catalog                       (1,888,158)             --              --
                               ------------    ------------    ------------
                               $ (8,565,101)   $ (1,058,270)   $   (833,172)
                               ============    ============    ============
Other income (expense):
   Internet                    $ (2,752,986)   $      6,005    $     17,013
   Catalog                               --              --              --
                               ------------    ------------    ------------
                               $ (2,752,986)   $      6,005    $     17,013
                               ============    ============    ============
Assets:
   Internet                    $ 13,697,272    $  1,042,285    $  1,489,059
   Catalog                        8,149,680              --              --
                               ------------    ------------    ------------
                               $ 21,846,952    $  1,042,285    $  1,489,059
                               ============    ============    ============

Although the Company sells the same product at the same price through the internet and catalog segments, the manner of selling is different with the internet segment having a potential for a much broader distribution with far more customers than can be reached through the traditional catalog distribution. Revenues by geographical location of customer is not practical to determine.

14. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

- Cash and cash equivalents, accounts receivables, accounts payables, and notes payable to related party - The carrying amount approximates fair value because of the short maturity of these instruments.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            June 30, 2000 (continued)


- Long-term notes and capital leases payable - The estimated fair value was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At June 30, 2000, the estimated fair value of long-term notes and capital leases payable approximates its carrying value.

15. Earnings Per Share

The following table sets for the computation of basic and diluted earnings per share ("EPS"):


                                                            Year Ended June 30,
                                             -------------------------------------------------
                                                 2000                1999             1998
                                             -------------      -------------      -----------
Numerator:
     Net loss and numerator for basic
     and diluted loss per share              $ (14,718,087)     $  (1,052,265)     $  (816,179)
                                             =============      =============      ===========

Denominator:
     Denominator for basic earning per
     share - weighted-average shares            12,482,101         11,453,000        8,568,125

     Employee stock options                             --                 --               --
     Warrants                                           --                 --               --
     Contingent shares                                  --                 --               --
                                             -------------      -------------      -----------
     Dilutive potential common shares                   --                 --               --

     Denominator for diluted earnings
     per share - adjusted weighted-average
     shares and assumed conversions             12,482,101         11,453,000        8,568,125
                                             =============      =============      ===========

Basic loss per share                         $       (1.18)     $       (0.09)     $     (0.10)
                                             =============      =============      ===========

Diluted loss per share                       $       (1.18)     $       (0.09)     $     (0.10)
                                             =============      =============      ===========

The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

16. Subsequent Events (Unaudited)

On July 17, 2000, the Company borrowed $700,000 on its line of credit. The funds were primarily used for working capital and the extinguishment of the capital leases.

On September 1, 2000, the Company sold 750,000 shares of common stock to Splendid Rock Holdings, Ltd. for a price of $.80 per share pursuant to the equity line of credit agreement. These sales resulted in aggregate net proceeds to the Company of approximately $562,500. A placement fee of $36,000 was paid in connection with this draw down.

On September 1, 2000, the offer to sell the Lonoke, Arkansas facility expired. The Company is pursuing other options concerning the sale of the facility (see
Note 4).

         Exhibit No.                       Description
         -----------                       -----------
             3.1          Articles of Incorporation, as amended, of Pet
                          Quarters, Inc.(1)
             3.2          Articles of Amendment of Pet Quarters, Inc., dated May
                          8, 2000, designating the Series A Convertible
                          Preferred Stock(2)
             3.3          Bylaws of Pet Quarters, Inc.(3)
             21.1         Subsidiaries of Registrant
             27.1         Financial Data Schedule






----------

(1) Incorporated by reference from the Registrant's Form 10SB-12g, filed on December 10, 1999.

(2) Incorporated by reference from the Registrant's Form 8-K, filed on March 7, 2000.

(3) Incorporated by reference from the Registrant's Form S-1 filed on June 8, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC.


September 27, 2000                     By: /s/ STEVE DEMPSEY
                                          --------------------------------------
                                          Steve Dempsey
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



September 27, 2000                     By: /s/ STEVE DEMPSEY
                                          --------------------------------------
                                          Steve Dempsey
                                          Chairman and Chief Executive Officer


September 27, 2000                     By: /s/ GREGG ROLLINS
                                          --------------------------------------
                                          Gregg Rollins
                                          Chief Financial Officer


September 27, 2000                     By: /s/ NILOO HOWE
                                          --------------------------------------
                                          Niloo Howe
                                          President


September 27, 2000                     By: /s/ ROBERT M. BROWN III
                                          --------------------------------------
                                          Robert M. Brown III
                                          Director


September 27, 2000                     By: /s/ FRANK CREER
                                          --------------------------------------
                                          Frank Creer
                                          Director


September 27, 2000                     By: /s/ J. TOD FETHERLING
                                          --------------------------------------
                                          J. Tod Fetherling
                                          Director


September 27, 2000                     By: /s/ DINO MOSHOVA
                                          --------------------------------------
                                          Dino Moshova
                                          Director


September 27, 2000                     By: /s/ JERRY W. SHELTON
                                          --------------------------------------
                                          Jerry W. Shelton
                                          Director

                                INDEX OF EXHIBITS



           EXHIBIT
           NUMBER                       DESCRIPTION
           -------                      -----------
             3.1          Articles of Incorporation, as amended, of Pet
                          Quarters, Inc.(1)
             3.2          Articles of Amendment of Pet Quarters, Inc., dated May
                          8, 2000, designating the Series A Convertible
                          Preferred Stock(2)
             3.3          Bylaws of Pet Quarters, Inc.(3)
             21.1         Subsidiaries of Registrant
             27.1         Financial Data Schedule






----------

(1) Incorporated by reference from the Registrant's Form 10SB-12g, filed on December 10, 1999.

(2) Incorporated by reference from the Registrant's Form 8-K, filed on March 7, 2000.

(3) Incorporated by reference from the Registrant's Form S-1 filed on June 8, 2000.