Form 10QSB
period 2000-09-30
PET QUARTERS INC
filed 2000-11-14
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

   [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT
                  For the transition period from        to
                                                 -------   --------

Commission file number  000-28469


                               PET QUARTERS, INC.

        (Exact name of small business issuer as specified in its charter)

           Arkansas                                       62-169-8524
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,894,129

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiaries at September 30, 2000 and June 30, 2000, the statements of operations and cash flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                       PET QUARTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30      JUNE 30
                                                         2000            2000
                                                     ------------    ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash                                              $    211,439    $    164,128
   Accounts receivable                                    163,158         175,608
   Inventories                                          1,517,685       1,674,002
   Deferred advertising costs                             462,202         637,425
   Land and building held for sale                        500,000         500,000
   Prepaid expenses and other current assets              150,585         151,177
                                                     ------------    ------------
Total current assets                                    3,005,069       3,302,340

Property, plant and equipment:
     Land                                                      --              --
     Buildings and improvements                            33,600          33,600
     Furniture and equipment                              597,447         596,038
                                                     ------------    ------------
                                                          631,047         629,638
Less accumulated depreciation                            (144,485)       (115,767)
                                                     ------------    ------------
                                                          486,562         513,871
Goodwill, net of accumulated amortization of
$3,308,823 and $2,162,156 at September 30
  and June 30, 2000                                    16,149,783      17,524,514
Intangible assets, net of accumulated amortization        513,662         506,227
                                                     ------------    ------------
Total assets                                         $ 20,155,076    $ 21,846,952
                                                     ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                                                   SEPTEMBER 30      JUNE 30
                                                                       2000            2000
                                                                   ------------    ------------
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,537,801    $  2,904,205
   Accrued expenses                                                     712,308         546,412
   Convertible debenture, net of discount                             1,000,000         950,000
   Short-term notes payable                                             745,000              --
   Note payable to related party                                        495,178         615,178
   Current portion of long-term notes and capital leases payable             --         125,763
                                                                   ------------    ------------
Total current liabilities                                             5,490,287       5,141,558

Long-term portion of notes and capital leases payable                        --         260,936
                                                                   ------------    ------------
Total liabilities                                                     5,490,287       5,402,494

Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000 shares authorized; 19,857,648 and 18,147,783 shares issued and
     outstanding at September 30 and June 30, 2000                       19,858          18,148
   Convertible preferred stock, $.001 par value per share,
     10,000,000 shares authorized; 34,642 shares issued
     and outstanding at September 30 and June 30, 2000                       35              35
   Additional paid-in capital                                        34,423,950      33,109,661
   Accumulated deficit                                              (19,763,257)    (16,586,531)
                                                                   ------------    ------------
                                                                     14,680,586      16,541,313
   Less unamortized stock compensation                                  (15,797)        (96,855)
                                                                   ------------    ------------
Total stockholders' equity                                           14,664,789      16,444,458
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $ 20,155,076    $ 21,846,952
                                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                THREE MONTHS ENDED SEPTEMBER 30,

                                     2000            1999
                                 ------------    ------------
Sales                            $  3,973,334    $  2,510,752
Cost of sales                       2,816,009       1,678,207
                                 ------------    ------------
                                    1,157,325         832,545
Operating expenses and costs:
Selling                               848,354         375,449
Administrative and general          1,969,431         642,206
Depreciation and amortization       1,430,276         311,963
                                 ------------    ------------
                                    4,248,061       1,329,618
                                 ------------    ------------
Loss from operations               (3,090,736)       (497,073)

Other income (expense):
Interest expense                      (91,174)       (111,615)
Bridge loan  origination fee                         (651,671)
Interest income                         5,184              --
                                 ------------    ------------
                                      (85,990)       (763,287)
                                 ------------    ------------
Loss before income tax benefit     (3,176,726)     (1,260,360)

Income tax benefit                         --              --
                                 ------------    ------------
Net loss                         $ (3,176,726)   $ (1,260,360)
                                 ============    ============

Net loss per common share:
Basic                            $      (0.17)   $      (0.12)
Diluted                          $      (0.17)   $      (0.12)

Basic Shares                       18,582,182      10,701,162
Diluted Shares                     18,582,182      10,701,162

            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER 30

                                                     2000            1999
                                                 ------------    ------------
OPERATING ACTIVITIES
Net (loss)                                       $ (3,176,726)   $ (1,260,360)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation                                     44,670          34,854
      Amortization of goodwill                      1,374,731         277,109
      Amortization of loan origination fee                 --         651,671
      Amortization of stock compensation               81,058          67,629
      expense
      Stock issued for services                       266,000          18,420
  Changes in operating assets and liabilities,
        net of acquisition:
      Accounts receivable                              12,450         (39,102)
      Inventories                                     156,317          68,410
      Prepaid expenses and other assets               152,427        (179,480)
      Accounts payable                               (411,404)        (27,388)
      Accrued expenses                                165,896         177,672
                                                 ------------    ------------
Net cash used in operating activities              (1,334,581)       (210,565)

INVESTING ACTIVITIES
Acquisition of Humboldt, net of cash                       --      (4,448,454)
Purchases of property, plant, and equipment            (1,409)        (34,924)
                                                 ------------    ------------
Net cash used in investing activities                  (1,409)     (4,483,378)

FINANCING ACTIVITIES
Proceeds from issuance of common stock              1,100,000              --
Proceeds net of payments from notes payable
  and bridge loan                                     283,301       4,807,763
Net cash provided by financing activities           1,383,301       4,807,763
                                                 ------------    ------------
Net increase (decrease) in cash                        47,311         113,820
Cash at beginning of period                           164,128          37,726
                                                 ------------    ------------
Cash at end of period                            $    211,439    $    151,546
                                                 ============    ============

Shares issued for the acquisition of Humboldt
  Industries                                               --       4,600,000

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

BASIS OF PRESENTATION

We have prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in our opinion, necessary for a fair presentation of the results of operations for the interim periods. Our operating results for the interim periods are not necessarily indicative of the results that may be expected for us for the entire year because of seasonal and short-term variations. For further information, you should refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended June 30, 2000.

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

INVENTORIES

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventory at September 30, 2000 and 1999, consists of pet supplies purchased for retail sale.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five years for furniture and equipment. The land and building in Lonoke, Arkansas is being held for sale, and the building is not currently being depreciated.

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

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from 3 to 5 years. Intangible assets at June 30, 2000 and 1999 primarily consist of web site development costs and trademarks.

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

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                             Three Months Ended
                                                September 30,
                                            2000            1999
                                        ------------    ------------
Numerator:
     Net loss and numerator for basic
     and diluted loss per share         $ (3,176,726)   $ (1,260,360)
                                        ============    ============

Denominator:
     Denominator for basic earning
     per share -- weighted-average
     shares                               18,582,182      10,701,162
                                        ============    ============

     Employee stock options                       --              --
     Warrants                                     --              --
     Contingent shares                            --              --
     Dilutive potential common shares             --              --
                                        ------------    ------------

     Denominator for diluted earnings
     per share -- adjusted                18,582,182      10,701,162
                                        ============    ============
     weighted-average

Basic loss per share                    $      (0.17)   $      (0.12)
                                        ============    ============

Diluted loss per share                  $      (0.17)   $      (0.12)
                                        ============    ============

         The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

NOTE 3. STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a Management Incentive Plan under which shares of the Company's stock are granted to employees. The shares are restricted for one year following the date of grant.

NOTE 4. ACQUISITIONS

HUMBOLDT AND MAPLEWOOD

On August 1, 1999, the Company acquired 100% of the outstanding stock of Humboldt Industries, Inc. and Maplewood Industries, Inc., both of Hazleton, Pennsylvania, for $4.6 million cash and 1,146,417 shares of the Company's common stock valued at $4.6 million on the date of the acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $8.3 million of goodwill. Goodwill is being amortized over a five-year life. The acquisition was financed through a Bridge Loan in the amount of $4.6 million. This bridge loan was extended in November 1999 and subsequently repaid in February and May 2000.

WELLSTONE ACQUISITION CORPORATION

On March 6, 2000, the Company acquired all of the outstanding stock of Wellstone Acquisition Corporation ("Wellstone") in exchange for 130,208 shares of the Company's common stock, valued at $557,453 ($4.28 per share) on the date of acquisition. In addition, the Company paid professional and legal fees of $225,000 in conjunction with this transaction.

The acquisition was made pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. This rule allows nonreporting entities to acquire fully reporting entities and thereby become fully reporting. The Company made this acquisition in order to become fully reporting. It was subsequently determined that the Company could not utilize rule 12g-3(a) to become fully reporting. The Company had not identified an alternative use for Wellstone and has therefore expensed the entire cost of $782,453 during the quarter ended March 31, 2000 as a component of general and administrative expense.

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

NOTE 5. STOCKHOLDERS' EQUITY

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

A preferred stock deemed dividend in the amount of $3.4 million was recorded for the quarter ended June 30, 2000 to reflect the intrinsic value of the beneficial conversion feature available to preferred shareholders and the fair value of the associated warrants at the date of issuance.

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

On March 15, 2000 the Company issued warrants to purchase 1,320,000 shares of common stock at an average purchase price of $3.92 in conjunction with the $25 million Equity Line of Credit. The warrants are immediately exercisable and will expire three years from the date of issuance. These warrants will be accounted for as a cost of capital.

On May 2, 2000 the Company issued warrants to purchase 54,237 shares of common stock at an purchase price of $2.03 in conjunction with the $1 million Convertible Debenture. The warrants are immediately exercisable and will expire three years from the date of issuance. The fair value of these warrants was accounted for as a discount on the debt issued and is being amortized as interest expense over the term of the agreement.

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

NOTE 6. NOTES AND CAPITAL LEASES PAYABLE

                                                                                   SEPTEMBER 30
                                                                                       2000             JUNE 30
                                                                                    (Unaudited)           2000
                                                                                   ------------       ------------
Unsecured note payable to Pine Tree Management Corporation with variable interest of prime minus 1% (8.5% at June 30, 2000), interest payable quarterly beginning September 10, 1999 with $45,000 principal payment due
   September 15, 2000 and 2001                                                     $     45,000       $     90,000
Capital lease payable to a leasing company due in monthly installments of $5,096 until May 2003 with no stated interest rate. The lease is
   guaranteed by a stockholder                                                              -0-            153,147
Capital lease payable to a leasing company due in monthly installments of
   $3,332 until December 2004 with no stated interest rate. The lease is
   guaranteed by a stockholder                                                              -0-            143,552
                                                                                   ------------       ------------
                                                                                         45,000            386,669
Less current portion                                                                                       125,763
                                                                                   ------------       ------------
                                                                                   $     45,000       $    260,936
                                                                                   ============       ============

The Company has a $950,000 line of credit agreement, which expires October 10, 2000. At September 30, 2000 there was $700,000 outstanding under this agreement. On October 10, 2000, the Company extended its line of credit agreement to January 10, 2001. At September 30, 2000, the Company had $495,178 in related party debt as compared to $615,178 as of June 30, 2000.

NOTE 7. CONVERTIBLE DEBENTURE

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

In conjunction with this debenture, the Company initially issued stock purchase warrants for the purchase of up to 54,237 shares of common stock at an exercise price of $2.03 per share. Accordingly, $60,000 of the proceeds from the lender has been allocated to the warrants, based on their estimated fair market value at issuance. The beneficial conversion feature and stock purchase warrants have been accounted for as a debt discount on the convertible debentures. The debt discount is being amortized over the term of the convertible debenture and is recognized in the Statement of Operations as additional interest expense. In November 2000, this convertible debenture was extended to May 5, 2001 and its conversion price was lowered to $1.00. At the same time, 130,000 other warrants provided to the lender were reduced to $1.00 from $4.65.

NOTE 8. EQUITY LINE OF CREDIT AGREEMENT

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

Through September 30, 2000, the Company had issued 750,000 of shares of common stock pursuant to this agreement.

In conjunction with this agreement the Company issued to Splendid Rock Holdings, Inc. warrants to purchase up to 1,320,000 shares of common stock at an average exercise price of $3.84. As currently structured, the Company will account for the value of the warrants issued ($1,774,000) as a cost of the issuance of common stock and, accordingly, this is not expected to impact future results of operations.

NOTE 9. OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment - internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three months ended September 30, 2000 and 1999 is as follows:

                             THREE MONTHS ENDED
                                SEPTEMBER 30,
                            2000            1999
                        ------------    ------------
Net Sales:
  Internet              $    307,625    $     70,655
  Catalog                  3,665,709       2,440,097
                        ------------    ------------
  Total                 $  3,973,334    $  2,510,752
                        ============    ============

Loss from operations:
  Internet              $ (2,042,931)   $   (338,937)
  Catalog                 (1,047,805)        158,136)
                        ------------    ------------
  Total                 $ (3,090,736)   $   (497,073)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis contains some forward-looking statements, which are based upon our plans, goals, and objectives for Pet Quarters, Inc. and its management. Such statements are subject to various risks and uncertainties, including our inability to secure ongoing financing. The most important risk concerns the cash to operate the businesses of Pet Quarters, Inc. We have additional loans, some of which are demand loans, which could require additional infusions of capital. Our longer-term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from the stated plans, goals, and objectives outlined below. Unless otherwise indicated, this discussion covers the period beginning on July 1, 2000 and concluding on September 30, 2000.

Assets: The total assets as of September 30, 2000 were $20,155,076 as compared to $21,846,952 as of June 30, 2000. This is an 8% decrease, which reflects the goodwill that was amortized during the quarter. We had current assets of $3,005,069 including cash of $211,439, inventories of $1,517,685, prepaid expenses of $462,202 and land and building held for sale of $500,000 as of September 30, 2000 as compared to current assets of $3,302,340 including cash of $164,128, inventories of $1,674,002, prepaid expense of $637,425 and building and land held for sale of $500,000 as of June 30, 2000. We have listed the facility in Lonoke, Arkansas for $650,000. The purchase of Humboldt Industries eliminated the original purpose of the facility, and the Company is prepared to sell the Lonoke facility.

Goodwill, net of accumulated amortization, was $16,149,783 as of September 30, 2000 as compared to $17,524,514 as of June 30, 2000. The reduction in goodwill reflects the quarterly amortization of goodwill resulting from the purchase of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com. We are amortizing these acquisitions on schedules that vary between two and five years.

Intangible assets in the amount of $513,662 as of September 30, 2000 include capitalized costs associated with our website as compared to $506,227 as of June 30, 2000. We anticipate website design and development costs will continue and will be capitalized in conformity with Statement of Position (SOP 98-1).

Liabilities and stockholders equity:

Liabilities: Total liabilities of $5,490,287 are reflected as of September 30, 2000 as compared to total liabilities as of $5,402,494 as of June 30, 2000.

Current liabilities: Current liabilities include accounts payable of $2,537,801 as of September 30, 2000 as compared to $2,904,205 as of June 30, 2000. Accrued expenses of $712,308 as of September 30, 2000 compared with $546,412 as of June 30, 2000. We had notes payable totaling $2,240,178 for the quarter ended September 30, 2000 including notes payable to related parties and a $1,000,000 debenture which has been extended to May 5, 2001. This compares to $1,951,877 in notes and capital leases payable as of June 30, 2000. Related party notes in the amount of $329,989 are secured with the facility in Lonoke, Arkansas.

Stockholders equity: Common shares increased from 18,147,783 as of June 30, 2000 to 19,857,648 as of September 30, 2000. Most of the increase is the result of the issuance of an additional 694,184 shares under the terms of a prior stock issuance in February, 2000, and the result of 750,000 shares issued pursuant to a "put" arrangement and the release of 238,095 shares which were held in escrow from a February, 2000 agreement. Both of these transactions have been described in prior Company filings. Total shareholder equity was $14,664,789 as compared to $16,444,458 as of June 30, 2000. Total liabilities and stockholder's equity was $20,155,076 on September 30, 2000 as compared to $21,846,952 on June 30, 2000.

Liquidity and Capital Resources: Recently, we obtained additional loans to provide for our cash deficiency. We believe accessing the capital markets through our equity line of credit will be necessary to fund operations over the near-term.

Sales: Sales increased to $3,973, 334 for the quarter ended September 30, 2000 from $2,510,752 for the quarter ended September 30, 1999. This is a 58% increase. This resulted from the fact that the quarter ended in 1999 included two months of sales from the purchase of Humboldt Industries, and the internet sales for the September 2000 quarter was $307,625 as compared to $70,655 for the September 1999 quarter.

Cost of Sales: Cost of sales increased from $2,816,009 as of September 30, 2000 as compared to $1,678,207 as of September 30, 1999. This is a 68% increase and is the result of the increase in sales described above and our free shipping policy on orders placed online.

Gross margin: Our gross margins declined to 29% for the quarter ended September 30, 2000 as compared to 33% for the same period in 1999. The lower margins are a direct result of increasing online sales. We believe gross margins will be stable throughout the year.

Selling expenses: Selling expenses of $848,354 for the quarter ended September 30, 2000 compare with $375,449 for the quarter ended September 30, 1999. The majority of the selling expenses were attributed to the cost of the catalogs.

Administrative and general expenses increased to $1,969,431 during the quarter ended September 30, 2000 as compared to $642,206 for the quarter ended September 30, 1999. This increase can be partially attributed to the purchases of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com. Additionally, amortization from stock and option grants and expenses from day-to-day operations of our business are included in the total. Recently, we have reduced payroll expenses and believe other reductions will occur during the remainder of the fiscal year.

Depreciation and amortization expenses for the quarter were $1,430,276 as compared to $311,963 in the quarter ended September 30, 2000. These items include amortizations of Humboldt Industries, WeRPets.com, Chartendure, Ltd., and AllPets.com. The amortizations are expected to continue for two to four more years.

Interest expense was $91,174 for the quarter ended September 30, 2000 as compared to $111,616 for the same period in 1999. Interest expense was reduced after the Sun Valley Trust note was retired in May 2000.

Income tax benefit: We currently have substantial net operating losses (NOL'S) from inception through September 30, 2000. At this time, no income tax benefit has been recognized.

Net loss: We had a $3,176,726 loss for the quarter as compared to $1,260,360 loss for the quarter ended September 30, 1999. Non-cash items include the goodwill amortization of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com, depreciation expense, and stock compensation expense.

Recent Events: Several of our online competitors have announced they are ending operations. Management believes the online customers of these companies will search for an alternate provider of online pet supplies and accessories. We are actively pursuing these new customers, however there is no assurance that we will be successful in these efforts.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Pet Quarters is not currently involved in litigation other than matters which are routine and incidental to the business.

ITEM 2. CHANGES IN SECURITIES.

    a) There have been no material changes defining the rights of any class of registered securities. The Company did renegotiate on November 3, 2000 the terms of a convertible debenture to extend the payment date until May 5, 2001 and consequently reduce the exercise price of warrants held by the owner of the debenture.

    b) Common stock issued by the Company during the first period was as follows:

    (1) 238,095 shares issued pursuant to a February 23, 2000 agreement.

    (2) 27,586 shares issued for services.

    (3) 694,184 shares issued pursuant to a repricing arrangement from a February 23, 2000 agreement.

    (4) 750,000 shares issued through our equity line of credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company has not submitted any matters to the stockholders during this period.

ITEM 5. SUBSEQUENT EVENTS.

    (1) In November, the Company re-listed the facility in Arkansas for sale for $650,000.

    (2) On November 3, 2000, the Company negotiated a six-month extension with AMRO International to May 5, 2001 for the convertible debenture. The Company reduced its warrant and exercise price on the debenture to $1.00. Additionally, AMRO has received 130,000 warrants from a prior financing at $4.65. These warrants were reduced to $1.00.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibit No.   Description

    10.1          Pet Quarters, Inc. Management Incentive Plan

    10.2          Pet Quarters, Inc. Employee Equity Participation Incentive
                  Plan

    10.3          Agreement between Pet Quarters, Inc. and Aries Equity Corp.

    27.1          Financial Data Schedule

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC. (Registrant)


Date November 13, 2000                          /s/ Steve Dempsey
    ------------------                 --------------------------------------
                                       Steve Dempsey, President

Date November 13, 2000                          /s/ Gregg Rollins
    ------------------                 --------------------------------------
                                       Gregg Rollins, Chief Financial Officer

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------
    10.1          Pet Quarters, Inc. Management Incentive Plan

    10.2          Pet Quarters, Inc. Employee Equity Participation Incentive Plan

    10.3          Agreement between Pet Quarters, Inc. and Aries Equity Corp.

    27.1          Financial Data Schedule