Form 10QSB
period 2000-12-31
PET QUARTERS INC
filed 2001-02-16
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,207,757

Transitional Small Business Disclosure Format (Check one): Yes { } No {X}

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiaries at December 31, 2000 and June 30, 2000, the statements of operations and cash flows for the three and six months ended December 31, 2000 and 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission for year ended June 30, 2000.

Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                       PET QUARTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31         JUNE 30
                                                                     2000              2000
                                                                 ------------      ------------
                                                                 (UNAUDITED)

ASSETS
Current assets:
   Cash                                                          $    225,417      $    164,128
   Accounts receivable                                                139,515           175,608
   Inventories                                                      1,669,785         1,674,002
   Deferred advertising costs                                         588,500           637,425
   Land and building held for sale                                    500,000           500,000
   Prepaid expenses and other current assets                          142,524           151,177
                                                                 ------------      ------------
Total current assets                                                3,265,741         3,302,340

Property, plant and equipment:
     Land                                                                  --                --
     Buildings and improvements                                        33,600            33,600
     Furniture and equipment                                          722,610           596,038
                                                                 ------------      ------------
                                                                      756,210           629,638
Less accumulated depreciation                                        (174,901)         (115,767)
                                                                 ------------      ------------
                                                                      581,309           513,871
Goodwill, net of accumulated amortization of
$4,683,555 and $2,162,156 at December 31, 2000
  and June 30, 2000                                                14,775,051        17,524,514
Intangible assets, net of accumulated amortization                    486,744           506,227
                                                                 ------------      ------------
Total assets                                                     $ 19,108,845      $ 21,846,952
                                                                 ============      ============


            See Notes to Condensed Consolidated Financial Statements

                                                                           December 31         JUNE 30
                                                                               2000              2000
                                                                           ------------      ------------
                                                                           (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  2,303,400      $  2,904,205
   Accrued expenses                                                           1,047,199           546,412
   Convertible debenture, net of discount                                       941,044           950,000
   Short-term notes payable                                                   1,695,000                --
   Note payable to related party                                                451,568           615,178
   Current portion of long-term notes and capital leases payable                     --           125,763
                                                                           ------------      ------------
Total current liabilities                                                     6,438,211         5,141,558

Long-term portion of notes and capital leases payable                                --           260,936
                                                                           ------------      ------------
Total liabilities                                                             6,438,211         5,402,494

Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000 shares authorized; 20,844,305 and 18,147,783 shares issued and
     outstanding at December 31 and June 30, 2000                                20,846            18,148
   Convertible preferred stock, $.001 par value per share,
     10,000,000 shares authorized; 34,642 shares issued
     and outstanding at June 30, 2000 and 32,769 shares                              33                35
     outstanding as of December 31, 2000
   Additional paid-in capital                                                35,120,499        33,109,661
   Accumulated deficit                                                      (22,470,744)      (16,586,531)
                                                                           ------------      ------------
                                                                             12,670,634        16,541,313
   Less unamortized stock compensation                                               --           (96,855)
                                                                           ------------      ------------
Total stockholders' equity                                                   12,670,634        16,444,458
                                                                           ------------      ------------
Total liabilities and stockholders' equity                                 $ 19,108,845      $ 21,846,952
                                                                           ============      ============


            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED December 31,     SIX MONTHS ENDED DECEMBER 31,

                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------

Sales                                   $  3,548,401      $  3,688,148      $  7,521,735      $  6,198,900
Cost of sales                              2,552,940         2,434,945         5,368,949         4,113,152
                                        ------------      ------------      ------------      ------------
                                             995,461         1,253,203         2,152,786         2,085,748
Operating expenses and costs:
Selling                                      590,629           596,452         1,438,983           971,901
Administrative and general                 1,400,348         1,470,949         3,369,779         2,113,155
Depreciation and amortization              1,432,154           445,783         2,862,430           757,746
                                        ------------      ------------      ------------      ------------
                                           3,423,131         2,513,184         7,671,192         3,842,802
                                        ------------      ------------      ------------      ------------
Loss from operations                      (2,427,670)       (1,259,981)       (5,518,406)       (1,757,054)

Other income (expense):
Interest expense                            (283,722)         (149,913)         (374,896)         (261,529)
Bridge loan origination fee                                                                       (651,671)
Troubled debt restructuring                                 (1,339,461)                         (1,339,461)
Interest income                                3,905             7,032             9,089             7,032
                                        ------------      ------------      ------------      ------------
                                            (279,817)       (1,482,342)         (365,807)       (2,245,629)
                                        ------------      ------------      ------------      ------------
Loss before income tax benefit            (2,707,487)       (2,742,323)       (5,884,213)       (4,002,683)

Income tax benefit                                --                --                --                --
                                        ------------      ------------      ------------      ------------
Net loss                                $ (2,707,487)     $ (2,742,323)       (5,884,213)       (4,002,683)
                                        ============      ============      ============      ============

Net loss per common share:
Basic                                   $      (0.13)     $      (0.24)     $      (0.30)     $      (0.36)
Diluted                                 $      (0.13)     $      (0.24)     $      (0.30)     $      (0.36)

Basic Shares                              20,501,209        11,399,962        19,541,696        11,050,562
Diluted Shares                            20,501,209        11,399,962        19,541,696        11,050,562


            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED December 31

                                                           2000               1999
                                                       ------------      ------------

OPERATING ACTIVITIES
Net (loss)                                             $ (5,884,213)     $ (4,002,683)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation                                          112,968            59,960
      Amortization of goodwill                            2,749,462           697,514
      Amortization of loan origination fee                       --         1,134,681
      Amortization of discount on convertible                29,478                --
          debentures
      Convertible debt issued                               210,000           626,452
      Amortization of stock compensation                     96,855           237,754
      expense
      Stock issued for services                             249,600            18,420
      Non-cash compensation                                      --            47,813
      Bridge loan default penalty refinanced                     --           230,000
  Changes in operating assets and liabilities,
          net of acquisition:
      Accounts receivable                                    36,093           (88,238)
      Inventories                                             4,217           421,130
      Prepaid expenses and other current assets              57,578          (156,616)
      Accounts payable                                     (600,805)           (8,504)
      Accrued expenses                                      500,787           188,781
      Other assets                                          (35,758)           (7,173)
                                                       ------------      ------------
Net cash used in operating activities                    (2,473,738)         (600,709)

INVESTING ACTIVITIES
Acquisition of Humboldt, net of cash                             --        (4,448,454)
Purchases of property, plant, and equipment                (125,164)          (41,999)
                                                       ------------      ------------
Net cash used in investing activities                      (125,164)       (4,490,453)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                    1,465,500           150,000
Proceeds net of payments from notes payable               1,194,691         5,098,171
Payments on notes payable and capital leases                                  (92,237)
                                                       ------------      ------------
Net cash provided by financing activities                 2,660,191         5,155,934
                                                       ------------      ------------
Net increase (decrease) in cash                              61,289            64,772
Cash at beginning of period                                 164,128            37,726
                                                       ------------      ------------
Cash at end of period                                  $    225,417      $    102,498
                                                       ============      ============

Shares issued for the acquisition of Humboldt
  Industries                                                     --      $  4,600,000


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

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions may include but are not limited to utilizing the Equity Line of Credit, a strategic partnership or acquisition that would provide the Company with the necessary capital, or sale of certain assets. However, there are no assurances that management will be able to secure additional equity capital or complete any other strategic transactions that will permit the Company to meet its current obligations.

INVENTORIES

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventory at December 31, 2000 and 1999, consists of pet supplies purchased for retail sale.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which is from five years for furniture and equipment and thirty nine years for buildings and improvements. The land and building in Lonoke, Arkansas is being held for sale. The land and building has been written down to the expected price and is not currently being depreciated.

INCOME TAXES

The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded related to net operating loss carryforwards as realization of such benefits is doubtful.

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

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from 3 to 5 years. Intangible assets at December 31, 2000 and June 30, 2000, primarily consist of web site development costs and trademarks.

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

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                   Three Months Ended                   Six Months Ended
                                                       December 31,                        December 31,
                                                 2000               1999              2000              1999
                                             -------------      ------------      ------------      ------------

Numerator:
     Net loss and numerator for basic
     and diluted loss per share              $  (2,707,987)     $ (2,742,323)     $ (5,884,213)     $ (4,002,683)
                                             =============      ============      ------------      ------------

Denominator:
     Denominator for basic earning
     per share -- weighted-average
     shares                                     20,501,209        11,399,962        19,541,696        11,050,562
                                             =============      ============      ------------      ------------

     Net effect of dilutive stock
         Options based on the treasury
         Stock method                                   --                --                --                --
     Assumed conversion of 100% of
         Convertible debentures                         --                --                --                --

                                             -------------      ------------      ------------      ------------

     Denominator for diluted earnings
     per share -- adjusted                      20,501,209        11,399,962        19,541,696        11,050,562
                                             =============      ============      ------------      ------------
     weighted-average

Basic loss per share                         $       (0.13)     $      (0.24)     $      (0.30)     $      (0.36)
                                             =============      ============      ------------      ------------

Diluted loss per share                       $       (0.13)     $      (0.24)     $      (0.30)     $      (0.36)
                                             =============      ============      ------------      ------------

The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

NOTE 3. STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a Management Incentive Plan and an Employee Equity Participation Incentive Plan under which shares of the Company's stock are granted to employees. The shares are restricted for one year following the date of grant. The Company granted 201,000 shares during the quarter at an exercise price of $0.60 per share, pursuant to these plans.

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

NOTE 6. NOTES AND CAPITAL LEASES PAYABLE

                                                                                         December 31
                                                                                             2000            JUNE 30
                                                                                          (Unaudited)         2000
                                                                                         ------------     ------------
Amount outstanding under a line of credit agreement, which expires April 15,
    2001. This loan accrues interest at a variable rate of not less than 10%
    or more than 11%. The Company extended their line of credit agreement to April 15, 2001 and a principal reduction of $184,500 is required
    on or before April 15, 2001. Secured by the stock of PQ Acquisition Corp, Inc.       $  1,450,000            $ -0-

Secured note to a Profit Sharing plan with an interest rate of 10%. Interest payments are due quarterly and the note matures on November 22, 2001. If all interests payments are made on a timely basis, the Company has the option of extending the note for an additional year Under the same terms. The note is
   secured with the property and land In Lonoke, Arkansas                                     200,000              -0-

Unsecured note payable to Pine Tree Management Corporation with variable interest of prime minus 1% (8.5% at June 30, 2000), interest payable quarterly beginning September 10, 1999 with $45,000 principal payment due
   September 15, 2000 and 2001                                                                 45,000           90,000

Capital lease payable to a leasing company due in monthly installments of $5,096 until May 2003 with no stated interest rate. The lease is guaranteed by a
   stockholder                                                                                    -0-          153,147

Capital lease payable to a leasing company due in monthly installments of
   $3,332 until December 2004 with no stated interest rate. The lease is
   guaranteed by a stockholder                                                                    -0-          143,552
                                                                                         ------------     ------------
                                                                                            1,695,000          386,699
Less current portion                                                                               --          125,763
                                                                                         ------------     ------------
                                                                                         $  1,695,000     $    260,936
                                                                                         ============     ============

Related party debt totaled $451,568 as of December 31, 2000.

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

In conjunction with this debenture, the Company initially issued stock purchase warrants for the purchase of up to 54,237 shares of common stock at an exercise price of $2.03 per share. Accordingly, $60,000 of the proceeds from the lender has been allocated to the warrants, based on their estimated fair market value at issuance. The beneficial conversion feature and stock purchase warrants have been accounted for as a debt discount on the convertible debentures. The debt discount is being amortized over the term of the convertible debenture and is recognized in the Statement of Operations as additional interest expense. In November 2000, this convertible debenture was extended to May 5, 2001 and its conversion price was lowered to $1.00. At the same time, 130,000 other warrants provided to the lender were reduced to $1.00 from $4.65. On January 26, 2001, the convertible holder converted $117,942 of the debenture into 723,793 shares of common stock.

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

Through December 31, 2000, the Company had issued 1,600,000 of shares of common stock pursuant to this agreement.

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

NOTE 9. OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment - internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three months ended December 31, 2000 and 1999 is as follows:

                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                       December 31,                        December 31,
                                  2000              1999              2000              1999
                              ------------      ------------      ------------      ------------

Net Sales:
  Internet                    $    510,015      $    213,923      $    817,640      $    315,206
  Catalog                        3,038,386         3,474,225         6,704,095         5,883,694
                              ------------      ------------      ------------      ------------
  Total                       $  3,548,401      $  3,688,148      $  7,521,735         6,198,900
                              ============      ============      ------------      ------------

Loss from operations:
  Internet                    $ (1,591,512)     $   (939,835)     $ (3,634,443)     $ (1,555,781)
  Catalog                         (836,158)         (320,146)       (1,883,963)     $   (201,273)
                              ------------      ------------
  Total                       $ (2,427,670)     $ (1,259,981)     $ (5,518,406)     $ (1,757,054)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis contains some forward-looking statements, which are based upon our plans, goals, and objectives for Pet Quarters, Inc. and its management. Such statements are subject to various risks and uncertainties, including our inability to secure ongoing financing. The most important risk concerns the cash to operate the businesses of Pet Quarters, Inc. We have additional loans, some of which are demand loans, which could require additional infusions of capital. Our longer-term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from the stated plans, goals, and objectives outlined below. Unless otherwise indicated, this discussion covers the period beginning on October 1, 2000 and concluding on December 31, 2000.

Assets: The total assets as of December 31, 2000 were $19,108,845 as compared to $21,846,952 as of June 30, 2000. This is an 13% decrease, which reflects the goodwill that was amortized during the quarter. We had current assets of $3,265,741 including cash of $225,417, inventories of $1,669,785, prepaid expenses and deferred advertising costs of $731,024, accounts receivable of $139,515 and land and building held for sale of $500,000 as of December 31, 2000 as compared to current assets of $3,302,340 including cash of $164,128, inventories of $1,674,002, prepaid expense of $637,425 and building and land held for sale of $500,000 as of June 30, 2000. We have listed the facility in Lonoke, Arkansas for $650,000. The purchase of Humboldt Industries eliminated the original purpose of the facility, and the Company is prepared to sell the Lonoke facility.

Goodwill, net of accumulated amortization, was $14,775,051 as of December 31, 2000 as compared to $17,524,514 as of June 30, 2000. The reduction in goodwill reflects the quarterly amortization of goodwill resulting from the purchase of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com. Goodwill relates to recent acquisitions and we are amortizing these acquisitions on schedules that vary between two and five years. We are still developing our e-commerce strategy and believe the carrying amount of goodwill at December 31, 2000 is appropriate. Management has and will continue to evaluate the recoverability in accounting for goodwill.

Intangible assets, net of accumulated amortization, in the amount of $486,744 as of December 31, 2000 include capitalized costs associated with our website as compared to $506,227 as of June 30, 2000. We anticipate website design and development costs will continue and will be capitalized in conformity with Statement of Position (SOP 98-1).

Liabilities and stockholders equity:

Liabilities: Total liabilities of $6,438,211 are reflected as of December 31, 2000 as compared to total liabilities as of $5,402,494 as of June 30, 2000.

Current liabilities total $6,438,211 as of December 31, 2000 as compared to $5,141,558 as of June 30, 2000. They include accounts payable of $2,303,400 as of December 31, 2000 as compared to $2,904,205 as of June 30, 2000. Accrued expenses of $1,047,199 as of December 31, 2000 compared with $546,412 as of June 30, 2000. We had notes payable totaling $3,087,612 for the quarter ended December 31, 2000 including notes payable to related parties and including a $941,044 debenture, net of discount, which has been extended to May 5, 2001. This compares to $1,951,877 in notes and capital leases payable as of June 30, 2000. Related party notes in the amount of $329,989 are secured with a subordinated position on the facility in Lonoke, Arkansas.

Stockholders equity: Common shares increased from 18,147,783 as of June 30, 2000 to 20,844,305, as of December 31, 2000. The increase is the result of the issuance of an additional 850,000 shares through our equity line of credit and 136,657 shares were issued upon conversion from the Company's Series A Preferred. Total shareholder equity was $12,670,634 as compared to $16,444,458 as of June 30, 2000. Total liabilities and stockholder's equity was $19,108,845, as of December 31, 2000 as compared to $21,846,952 on June 30, 2000.

Liquidity and Capital Resources: Recently, we obtained additional loans to provide for our cash deficiency. We believe accessing the capital markets through our equity line of credit will be necessary to fund operations over the near-term; however, given the difficult business environment there is no assurance the capital needed can be accessed.

Sales: Sales decreased to $3,548,401 for the quarter ended December 31, 2000 from $3,688,148 for the quarter ended December 31, 1999. This is a 4% decrease. The short-fall resulted from a different catalog mailing schedule from the prior year Quarter. Internet sales for the December 2000 quarter were $510,015 as compared to 213,923 in the December 1999 quarter.

Cost of Sales: Cost of sales increased to $2,552,940 as of December 31, 2000 as compared to $2,434,945 as of December 31, 1999. This is a 5% increase and is partially the result of our free shipping policy for on-line orders received through our Allpets.com web site.

Gross margin: Our gross margins declined to 28% for the quarter ended December 31, 2000 as compared to 34% for the same period in 1999. The lower margins are a direct result of our free shipping policy for on-line orders received through our Allpets.com web site and an increase in product costs for all divisions.

Selling expenses: Selling expenses of $590,629 for the quarter ended December 31, 2000 and compare with $596,452 for the quarter ended December 31, 1999. The majority of the selling expenses were attributed to the cost of the catalogs.

Administrative and general expenses increased to $1,400,348 during the quarter ended December 31, 2000 as compared to $1,470,949 for the quarter ended December 31, 1999. This reflects a 5% decrease. Recently, we have reduced payroll expenses and believe other reductions will occur during the next several quarters.

Depreciation and amortization expenses for the quarter were $1,432,154 as compared to $445,783 in the quarter ended December 31, 2000. The increase is attributed to the amortizations of goodwill relating to the acquisitions of WeRPets.com, Chartendure, Ltd., and AllPets.com. These acquisitions were completed after the end of the December 1999 quarter. The amortizations are expected to continue for one and one-half to three and one-half more years.

Loss from operations was $2,427,670 as of December 31, 2000 as compared to $1,259,981 as of December 31, 1999. The largest part of the increase is from the increased amortization from the acquisitions made during the past year.

Interest expense was $283,722 for the quarter ended December 31, 2000 as compared to $149,913 for the same period in 1999. This increase is due to interest costs of $210,000 charged in the second quarter relating to the beneficial conversion component of extending the convertible debenture.

Income tax benefit: We currently have substantial net operating losses (NOL'S) from inception through December 31, 2000. At this time, no income tax benefit has been recognized.

Net loss: We had a $2,707,987 loss for the quarter as compared to a $2,742,323 loss for the quarter ended December 31, 1999. Non-cash items include the goodwill amortization of Humboldt Industries, WeRPets.com, Chartendure Ltd., and AllPets.com, depreciation expense, and stock compensation expense and the interest costs associated with the beneficial conversion component of the convertible debenture.

Recent Events: Several of our online competitors have announced they are ending operations. Management believes the online customers of these companies will search for an alternate provider of online pet supplies and accessories. Our on-line sales are growing as a percentage of total sales and we anticipate this trend to continue. We are actively pursuing these new customers, however there is no assurance that we will be successful in these efforts.

SIX MONTHS ENDED DECEMBER 31, 2000

Sales: Sales for the six-months were $7,521,735 as of December 31, 2000 as compared to $6,198,900 for the six months ended December 31, 1999. Cost of sales was $5,368,949 as of December 31, 2000 as compared to $4,113,152 as of June 30, 2000. Gross margin was $2,152,786 at the end of the six months as compared to $2,085,748 for the same period in 1999.

Operating expenses and costs total $7,671,192 for the six months ended December 31, 2000 as compared to $3,842,802 for the same period in 1999. The increase partially reflects expenses associated with overhead from the acquisitions made in the last year. Additionally, the increase in depreciation and amortization for the six months ended December 31, 2000 as compared to December 31, 1999 reflects a portion of the costs associated with the acquisitions of WeRPets.com, Chartendure, Ltd., and AllPets.com. Loss from operations was $5,518,406 for the six months ended December 31, 2000 as compared to a $1,757,054 loss for the period ended December 31, 1999.

Other income (expense): Total other expense decreased from $2,245,629 as of December 31, 1999 to $365,807 as of December 31, 2000. The decrease reflects loan origination fees and charges associated with the bridge loan in the prior period.

Net Loss: Net loss increased to $5,884,213 for the six months ended December 31, 2000 as compared to $4,002,683 as of December 31, 1999. Net loss per share decreased from ($0.30) for the six months ended December 31, 2000 as compared to ($0.36) as of December 31, 1999.

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

    b) Common stock issued by the Company during the second period was as follows:

    (1) 136,657 shares issued upon conversion of the convertible preferred.

    (2) 850,000 shares issued through our equity line of credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company has not submitted any matters to the stockholders during this period.

ITEM 5. OTHER INFORMATION.

    The Company has eliminated several positions in an effort to reduce costs. Additionally, We are transferring the majority of the positions in our Los Angeles office to our Pennsylvania facility and have closed the Nashville, Tennessee office.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC. (Registrant)


Date February 16, 2001                          /s/ Steve Dempsey
    ------------------                 --------------------------------------
                                       Steve Dempsey, President

Date February 16, 2001                          /s/ Gregg Rollins
    ------------------                 --------------------------------------
                                       Gregg Rollins, Chief Financial Officer