Form 10QSB
period 2001-03-31
PET QUARTERS INC
filed 2001-05-21
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,607,757


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiaries at March 31, 2001 and June 30, 2000, the statements of operations and cash flows for the three and nine months ended March 31, 2001 and 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission for year ended June 30, 2000.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.


                       PET QUARTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        March 31        JUNE 30
                                                         2001            2000
                                                     ------------    ------------
                                                     (UNAUDITED)


ASSETS
Current assets:
   Cash                                              $     20,958    $    164,128
   Accounts receivable                                     53,592         175,608
   Inventories                                          1,237,207       1,674,002
   Prepaid expenses                                       148,203         637,425
   Land and building held for sale                        500,000         500,000
   Other current assets                                   145,348         151,177
                                                     ------------    ------------
Total current assets                                    2,105,308       3,302,340

Property, plant and equipment:
     Land                                                      --              --
     Buildings and improvements                            33,600          33,600
     Furniture and equipment                              732,201         596,038
                                                     ------------    ------------
                                                          765,801         629,638
Less accumulated depreciation                            (198,290)       (115,767)
                                                     ------------    ------------
                                                          567,511         513,871
Goodwill, net of accumulated amortization and
  impairment write-downs of $4,950,587 and
  $2,162,156 at March 31, 2001
  and June 30, 2000, respectively                      11,265,531      17,524,514
Intangible assets, net of accumulated amortization        469,353         506,227
                                                     ------------    ------------
Total assets                                         $ 14,407,703    $ 21,846,952
                                                     ============    ============


            See Notes to Condensed Consolidated Financial Statements

                                                                      March 31       JUNE 30
                                                                       2001            2000
                                                                   ------------    ------------
                                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,428,192    $  2,904,205
   Accrued expenses                                                     920,588         546,412
   Convertible debenture, net of discount                               852,580         950,000
   Notes payable to related parties                                     588,990         615,178
   Short-term notes payable and current portion of long-term
     notes and capital leases payable                                 1,695,000         125,763
                                                                   ------------    ------------
Total current liabilities                                             6,485,350       5,141,558

Long-term portion of notes and capital leases payable                   250,000         260,936
                                                                   ------------    ------------
Total liabilities                                                     6,735,350       5,402,494

Commitments and contingencies (Notes 1, 7 and 9)

Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000
     shares authorized; 22,207,757 and 18,147,783 shares
     issued and outstanding at March 31, 2001 and June 30, 2000          22,210          18,148
   Convertible preferred stock, $.001 par value per share,
     10,000,000 shares authorized; 32,769 and 34,642 shares
     issued and outstanding at March 31, 2001 and
     June 30, 2000                                                           33              35
   Additional paid-in capital                                        35,575,396      33,109,661
   Accumulated deficit                                              (27,925,286)    (16,586,531)
                                                                   ------------    ------------
                                                                      7,672,353      16,541,313
   Less unamortized stock compensation                                       --         (96,855)
                                                                   ------------    ------------
Total stockholders' equity                                            7,672,353      16,444,458
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $ 14,407,703    $ 21,846,952
                                                                   ============    ============


            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS ENDED MARCH 31,             NINE MONTHS ENDED MARCH 31,

                                               2001                 2000                 2001                 2000
                                           ------------         ------------         ------------         ------------

Sales                                      $  3,297,180         $  3,674,670         $ 10,818,915         $  9,873,570
Cost of sales                                 2,576,552            2,631,636            7,945,501            6,744,788
                                           ------------         ------------         ------------         ------------
                                                720,628            1,043,034            2,873,414            3,128,782
Operating expenses and costs:
Selling                                         979,993              511,886            2,418,976            1,483,788
Administrative and general                    1,464,978            2,946,347            4,834,757            5,059,502
Depreciation and amortization                 1,115,062              495,590            3,977,492            1,253,336
Impairment loss and write-down
  of goodwill                                 2,435,237                                 2,435,237
Impairment loss and write-down
   of land and building                                              400,000                                   400,000
                                           ------------         ------------         ------------         ------------
                                              5,995,270            4,353,823           13,666,462            8,196,626
                                           ------------         ------------         ------------         ------------
Loss from operations                         (5,274,642)          (3,310,789)         (10,793,048)          (5,067,844)

Other income (expense):
Interest expense                               (180,419)            (141,207)            (555,315)            (402,737)
Bridge loan origination fee                                                                                   (651,671)
Troubled debt restructuring                                                                                 (1,339,461)
Interest income                                     518                                     9,607                7,033
                                           ------------         ------------         ------------         ------------
                                               (179,901)            (141,207)            (545,708)          (2,386,836)
                                           ------------         ------------         ------------         ------------
Loss before income tax benefit               (5,454,543)          (3,451,996)         (11,338,756)          (7,454,680)

Income tax benefit                                 --                   --                   --                   --
                                           ------------         ------------         ------------         ------------
Net loss                                   $ (5,454,543)        $ (3,451,996)         (11,338,756)          (7,454,680)
                                           ============         ============         ============         ============

Net loss per common share:
Basic                                      $      (0.25)        $      (0.28)        $      (0.56)        $      (0.65)
Diluted                                    $      (0.25)        $      (0.28)        $      (0.56)        $      (0.65)

Basic Shares                                 21,753,273           12,340,531           20,198,138           11,519,146
Diluted Shares                               21,753,273           12,340,531           20,198,138           11,519,146


            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               NINE MONTHS ENDED MARCH 31

                                                               2001                 2000
                                                          -------------         ------------

OPERATING ACTIVITIES
Net (loss)                                                $ (11,338,756)        $ (7,454,680)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation                                              153,746              140,157
      Amortization of goodwill                                3,823,746            1,113,179
      Amortization of loan origination fee                         --              1,134,681
      Amortization of discount on convertible
        debenture                                                58,956                 --
      Warrant repricing expense                                 298,435                 --
      Convertible debt issued                                                        626,452
      Amortization of stock compensation                         96,855              339,806
        expense
      Stock issued for services                                 388,600              778,652
      Impairment loss and write-down of goodwill              2,435,237                 --
      Non-cash compensation                                        --                 47,813
      Bridge loan default penalty refinanced                       --                230,000
      Stock issued for Wellstone acquisition                       --                557,453
      Impairment loss and write down of land
        and building                                                                 400,000
      Stock issued for legal expenses                                                 18,420
  Changes in operating assets and liabilities,
        net of acquisition:
      Accounts receivable                                       122,016             (186,975)
      Inventories                                               436,795              570,873
      Prepaid expenses and other current assets                 489,222             (273,616)
      Accounts payable                                         (476,013)            (104,393)
      Accrued expenses                                          374,176              154,656
      Other assets                                                5,829                3,492
                                                          -------------         ------------
Net cash used in operating activities                        (3,131,156)          (1,904,030)

INVESTING ACTIVITIES
Acquisition of Humboldt, net of cash                               --             (4,448,454)
Purchases of property, plant, and equipment                    (170,512)            (115,347)
Purchases and development of web site                              --               (120,241)
                                                          -------------         ------------
Net cash used in investing activities                          (170,512)          (4,684,042)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                        1,615,500            2,642,605
Proceeds net of payments from notes payable                   1,542,998            4,020,790
                                                          -------------         ------------
Net cash provided by financing activities                     3,158,498            6,663,395
                                                          -------------         ------------
Net increase (decrease) in cash                                (143,170)              75,323
Cash at beginning of period                                     164,128               37,726
                                                          -------------         ------------
Cash at end of period                                     $      20,958         $    113,049
                                                          =============         ============


            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

CONSOLIDATION

The consolidated financial statements include the accounts of all wholly owned subsidiaries, which include, PQ Acquisition Company, Inc. (the survivor of Humboldt Industires acquisition), Wellstone Acquisition Corporation and Allpets.com, Inc.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions may include but are not limited to utilizing the Equity Line of Credit (See Note 8), a strategic partnership or acquisition that would provide the Company with the necessary capital, or sale of certain assets. However, there are no assurances that management will be able to secure additional equity capital or complete any other strategic transactions that will permit the Company to meet its current obligations and continue as a going conern.

INVENTORIES

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventory at March 31, 2001 and 1999, consists principally of pet with some craft supplies purchased for retail sale.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which is from five years for furniture and equipment and thirty nine years for buildings and improvements. The land and building in Lonoke, Arkansas is being held for sale. The land and building has been written down to the expected net sales price and is not currently being depreciated. Management has listed the property for sale with a real estate agent.

INCOME TAXES

The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded related to net operating loss carry forwards as realization of such benefits is not reasonably assured.

STOCK-BASED COMPENSATION

The company records stock based compensation using provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and the recent interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No.
25. Generally such provisions require the company to recognize compensation cost over the vesting period for the difference between the quoted market price of an award at the measurement date, which is the later of the date of grant and the date at which the amount and price of the award becomes fixed, and the purchase or exercise price of the shares.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from 3 to 5 years. Intangible assets at March 31, 2001 and June 30, 2000, primarily consist of web site development costs and trademarks.

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

ADVERTISING COSTS

The Company expenses advertising costs, other than direct response advertising,, as they are incurred. The Company accounts for catalog costs in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" in connection with the marketing of their direct response product catalogs. The cost to produce mail catalogs are amortized over the period of benefit, which is less than one year using the ratio of current period revenue to the total current and estimated future period revenues.

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


NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three Months Ended                         Nine Months Ended
                                                               March 31,                                 March 31,
                                                     2001                   2000                  2001                  2000
                                                 -------------         -------------         -------------         -------------

Numerator:
     Net loss and numerator for basic
     and diluted loss per share                  $  (5,454,543)        $  (3,451,996)        $ (11,338,756)        $  (7,454,680)
                                                 =============         =============         -------------         -------------

Denominator:
     Denominator for basic earning
     per share -- weighted-average
     shares                                         21,753,273            12,340,531            20,198,138            11,519,146
                                                 =============         =============         -------------         -------------

     Effect of dilutive shares:
     Employee Stock Options                               --                    --                    --                    --
     Warrants                                             --                    --                    --                    --
     Contingent Shares                                    --                    --                    --                    --
                                                 -------------         -------------         -------------         -------------

     Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversion                                     21,753,273            12,340,531            20,198,138            11,519,146
                                                 =============         =============         -------------         -------------

Basic loss per share                             $       (0.25)        $       (0.28)        $       (0.56)        $       (0.65)
                                                 =============         =============         -------------         -------------

Diluted loss per share                           $       (0.25)        $       (0.28)        $       (0.56)        $       (0.65)
                                                 =============         =============         -------------         -------------


The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

NOTE 3. STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a Management Incentive Plan (MIP) and an Employee Equity Participation Incentive Plan (EEPIP) under which shares of the Company's stock are granted to employees. The shares may be restricted for one year following the date of grant. During the quarter ended March 31, 2001, the company granted 507,850 shares in options at $0.078 per share. Additionally, 1,523,550 shares of common stock were granted to executives and consultants of the Company. The vesting of these stock grants is based on the Company achieving a closing share price of $0.15 and $0.20. These options and shares were granted from the Employee Equity Participation Incentive Plan. On April 17, 2001 the Board of Directors authorized an increase in the authorized shares in the EEPIP plan from 2,000,000 to 2,500,000.

For the nine months ended March 31, 2001 and 2000 the Company recognized stock compensation expense in the amount of $96,855 and $339,806 for stock grants made to employees.

The Company has exchanged common stock, or common stock options for a variety of services. The Company records the cost associated with these transactions in accordance with FASB Statement 123 "Accounting for Stock Based Compensation". The Company recorded $388,600 and $797,072 of stock compensation expense for the nine months ended March 31, 2001 and 2000, respectively for stock and options issued for services


NOTE 4. ACQUISITIONS

During the year ended June 30, 2000 the Company completed a number of acquisitions accounted for using the purchase method of accounting for business combinations. These acquisitions included:

HUMBOLDT AND MAPLEWOOD -- On August 1, 1999, the Company acquired 100% of the outstanding stock of Humboldt Industries, Inc. for cash of $4,600,000 and the issuance of 1,146,417 shares of common stock.

ALLPETS.COM -- On May 30, 2000 the Company acquired AllPets.com, Inc. through the issuance of 3,652,785 shares of common stock and 1,105,250 stock options.

WELLSTONE ACQUISITION CORPORATION -- On March 6, 2000, the Company acquired all of the outstanding stock of Wellstone Acquisition Corporation ("Wellstone") for cash of $225,000 and the issuance of 130,208 share of common stock.

WERPETS.COM -- On April 27, 2000 the Company acquired WeRPets.com, Inc. through the issuance of 703,316 shares of common stock.

CHARTENDURE -- On May 1, 2000 the Company acquired Chartendure, Ltd., a company organized under the laws of the United Kingdom through the issuance of 400,000 shares of common stock.

Additional information about these acquisitions can be located in the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended June 30, 2000.

As is further discussed in Note 9., goodwill arising in the accounting for the WeRPets.com and Chartendure acquisitions have been written-off based on Managements evaluation of impairment in accordance with SFAS 121.


NOTE 5. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. On May 9, 2000 the Company designated 50,000 share of preferred stock as Series A Convertible Preferred Stock ("Series A Stock"), the Company subsequently issued 34,642 shares of Series A Stock for total consideration of $3,464,200, consisting of $2,055,700 in cash and $1,408,500 as payment on the Bridge Loan. The Series A Stock has certain terms, rights, and privileges. Additional information about these terms, rights, and privileges can be located in the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended June 30, 2000.


NOTE 6. NOTES AND CAPITAL LEASES PAYABLE

                                                                                         March 31             JUNE 30
                                                                                            2001                2000
                                                                                        (Unaudited)
                                                                                        -----------          ----------

Short term line-of-credit agreement with a bank at an interest rate of 9.5%
   This note is due on July 12, 2001 and is secured by the stock of PQ
   Acquisition Corp, Inc.                                                               $  1,450,000         $      -0-

Secured note to a Profit Sharing plan with an interest rate of 10%. Interest payments are due quarterly and the note matures on November 22, 2001. If all interests payments are made on a timely basis, the Company has the option of extending the note for an additional year under the same terms. The note is secured with the property
   and land held for sale                                                                    200,000                -0-

Unsecured note payable to Pine Tree Management Corporation with variable interest of prime minus 1% (8.5% at March 31, 2001), interest payable quarterly beginning September 10, 1999 with $45,000 principal payment due
   September 15, 2000 and 2001                                                                45,000             90,000

Capital lease payable to a leasing company due in monthly installments of $5,096 until May 2003 with no stated interest rate. The lease is guaranteed by
   a stockholder                                                                                 -0-            153,147

Capital lease payable to a leasing company due in monthly installments of $3,332 until December 2004 with no stated interest rate. The lease is guaranteed by
   a stockholder                                                                                 -0-            143,552

Term note payable to an investor, due on December 1, 2002, with quarterly
   Interest payments at an interest rate of 9%. This note is secured by a subordinated position in the stock of PQ Acquisition Corporation and the
   inventory of Humboldt Industries located in Hazleton, PA                                  250,000
                                                                                        ------------        -----------
                                                                                           1,945,000            386,699

Less current portion                                                                       1,695,000            125,763
                                                                                        ------------        -----------
                                                                                        $    250,000        $   260,936
                                                                                        ============        ===========

Related party debt totaled $588,990 as of March 31, 2001.

NOTE 7. CONVERTIBLE DEBENTURE

On May 5, 2000, the Company borrowed $1,000,000 pursuant to the terms of a 6% convertible debenture in order to retire a bridge loan. The debenture is convertible, at the option of holder, into a minimum of 666,666 shares of the Company's common stock at a rate of $1.50 per share or 85% of the average price of the lowest three days during the last twenty-two days prior to notice of the conversion.

In November 2000, this convertible debenture was renewed with a maturity date of May 5, 2001 and its conversion price was lowered to $1.00 or 85% of the average price of the lowest three trading days during the last twenty-two days prior to notice of conversion. At the same time, 130,000 other warrants provided to the lender were reduced to $1.00 from $4.65. In conjunction with the extension the Company recorded a debt discount which is being amortized over the term of the loan and $298,000 of expense related to the warrant repricing.

On January 26, 2001, the debenture holder converted $117,942 of the debenture into 723,793 shares of common stock and the principal balance was reduced to $882,058. The Company has negotiated an extension of this debenture to July 5, 2001. On May 9, 2001 the Company received a conversion notice for 607,360 shares of common stock. This conversion reduced the principal balance by $32,000. The Company is currently working to register additional common stock with the Securities and Exchange Commission in order to complete the most recent conversion. The convertible debt holder may be due penalties if the Company cannot timely deliver the registered shares.


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

Through March 31, 2001, the Company had issued 2,239,659 of shares of common stock pursuant to this agreement for a total of $1,115,500.

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


NOTE 9.  GOODWILL IMPAIRMENT LOSS

The Company recognizes the excess of acquisition costs over the fair values of net assets acquired in business combinations as goodwill. Goodwill associated with acquisitions is being amortized on a straight-line basis over its estimated life, 2 to 5 years currently. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected undiscounted net cash flows of the related business unit. The amount of goodwill impairment, if any, is measured based on the lower of carrying amount or fair value.

The Company recorded goodwill in the amount of approximately $19.5 million in 2000 related to the acquisitions of Humboldt Industries, Inc., Chartendure Ltd., WeRPets.com and Allpets.com. On a quarterly basis the Company has reviewed the recoverability of goodwill in accordance with FAS 121 in order to identify any potential impairment that might require a revision to the estimated useful life of the goodwill or indicate impairment.

During the 3rd quarter the Company determined that the unamortized goodwill in the amount of $2,435,237 associated with the acquisitions of Chartendure and WeRPets.com was impaired and should be written-off immediately.

                             Useful         Goodwill Recorded at            Unamortized
                              Life               acquisition                 goodwill
                             ------         --------------------            -----------

Chartendure                 2 years              $   725,000               $   483,333
WeRPets.com                 3 years                2,500,000                 1,951,904
                                                 -----------               -----------
                                                 $ 3,225,000               $ 2,435,237
                                                 ===========               ===========

A discussion of each acquired company and the reasons for the deemed impairment follows:

Chartendure

On May 1, 2000 the Company acquired Chartendure, Ltd., a company organized under the laws of the United Kingdom, for 400,000 shares of the Company's common stock, valued at $725,000 on the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $725,000 of goodwill. Goodwill was being amortized over a two-year life.

Chartendure was acquired due to existing relationships it had with various veterinary organizations and other pet professionals in the United Kingdom and throughout Europe. Through these relationships, Chartendure was planned to provide web site content regarding pet care, feeding, and health issues for pet owners. The Company intended to enter into contracts with these pet professionals to provide continuous content for the web site. No assets were acquired in the acquisition of Chartendure and the entire purchase price was assigned to goodwill.

Through February 2001 the Company had not fully executed on the plans noted above. Due to a lack of financing, the Company has concluded it will not enter into contracts with pet professionals from the UK for web site content until it is adequately funded and the unamortized goodwill is not expected to provide any potential revenues to the Company over the foreseeable future.

WeRPets.com

On April 27, 2000 the Company acquired WeRPets.com, Inc. for 703,316 shares of the Company's common stock, valued at $2.5 million on the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $2.5 of goodwill. Goodwill was being amortized over a three-year life.

WeRPets was acquired as an emerging online pet-related company that has developed strong relationships with The Health Network and Galaxy.com (www.galaxy.com). WeRPets also had an agreement to be the sole and exclusive pet portal on www.galaxy.com and had the worldwide exclusive license to selected content produced by The Health Network in HTML and streaming video formats. Galaxy.com, intends to be a leading vertical Internet directory, providing fast, contextually relevant searches of the Internet for numerous vertical markets, including health, education, international, shopping, pets and more. The Company also had employment agreements with two of the former owners. The Company is required to pay Galaxy.com $8,667 per month as an advertising fee while traffic from the site generates only minimal sales. No assets were acquired in the acquisition of WeRPets.com and the entire purchase price was assigned to goodwill.

Through February 2001 Pet Quarters had experienced very little traffic or sales from their affiliation with galaxy.com. The Company is currently negotiating with galaxy.com to either release Pet Quarters from their contract or amend it to a performance based arrangement. No web content was acquired with the acquisition of WeRPets.com. The remaining goodwill is not expected to provide any future service potential to the Company.

Humboldt and Allpets.com Goodwill

Based on the recurring losses of the company and the recorded impairment of Chartendure and WeRPets.com, management considered whether there were any indicators of impairment of the goodwill associated with the acquisitions of Humboldt and Allpets.com.

Management believes that the large customer base and reputation of Humboldt supports the goodwill that was recorded related to the acquisition. Humboldt also has a history of operating at a profit despite losses in the periods subsequent to acquisition. Losses subsequent to the acquisition are due to corporate salaries and other allocations accounted for under Humboldt. Considering these factors, and also the five year useful life assigned to Humboldt goodwill, Management does not believe that impairment of Humboldt exists at March 31, 2001.

The Company believes that the goodwill related to Allpets.com is validated by the fact that the all pets website has a large following and has increased traffic to the Pet Quarters site. The allpets.com website consists of breed information, veterinary information, and other resources for pet owners. The Company has merged its website with Allpets.com to increase visitors to the Pet Quarters site. Despite operating losses, the website is considered vital to the company. Pet Quarters intends to change its corporate name to AllPets, Inc.

Management will continue to evaluate its long-term assets, goodwill and intangibles for recoverability on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 121.

NOTE 10. OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment -- internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three and nine months ended March 31, 2001 and 2000 is as follows:

                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                          March 31,                                 March 31,
                                  2001                 2000                 2001                 2000
                             ------------         ------------         -------------         ------------

Net Sales:
  Internet                   $    581,100         $    173,973         $   1,398,740         $    435,170
  Catalog                       2,716,080            3,500,697             9,420,175            9,438,400
                             ------------         ------------         -------------         ------------
  Total                      $  3,297,180         $  3,674,670         $  10,818,915            9,873,570
                             ============         ============         =============         ============

Loss from operations:
  Internet                   $ (4,309,244)        $ (2,249,924)        $  (7,943,687)        $ (3,181,252)
  Catalog                        (965,398)            (660,865)           (2,849,361)        $ (1,486,592)
                             ------------         ------------         -------------         ------------
  Total                      $ (5,274,642)        $ (2,910,789)        $ (10,793,048)        $ (4,667,844)
                             ============         ============         =============         ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis contains some forward-looking statements, which are based upon our plans, goals, and objectives for Pet Quarters, Inc. and its management. Such statements are subject to various risks and uncertainties. The most significant risk involves the Company's ability to obtain sufficient cash and capital resources to operate its businesses. We have demand loans which could require additional infusions of capital in order to make required principal and interest payments. Our longer-term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from the stated plans, goals, and objectives outlined below.

BALANCE SHEET DATA AS OF MARCH 31, 2001 COMPARED TO JUNE 30, 2000

Assets:

Assets: The total assets as of March 31, 2001 were $14,407,703 compared to $21,846,952 as of June 30, 2000. This reflects in part the goodwill that was written-down and amortized during the nine month period ended March 31, 2001. We had current assets of $2,105,308 including inventories of $1,237,207, prepaid expenses and other current assets of $293,551, accounts receivable of $53,592, and land and building held for sale of $500,000 as of March 31, 2001 as compared to current assets of $3,302,340 including inventories of $1,674,002, prepaid expense and other current assets of $788,602, accounts receivable of $175,608 and building and land held for sale of $500,000 as of June 30, 2000. We have listed with a real estate agent the land and building in Lonoke, Arkansas for $650,000. The purchase of Humboldt Industries eliminated the original purpose of the facility, and the Company is prepared to sell the Lonoke facility.

Goodwill, net of accumulated amortization, was $11,265,531 as of March 31, 2001 compared to $17,524,514 as of June 30, 2000. The decrease in goodwill reflects the quarterly amortization of goodwill and the impairment loss and write-down of goodwill associated with the acquisitions of WeRPets.com and Chartendure, Ltd that was recorded during the quarter ended March 31, 2001. Goodwill is being amortized on schedules that vary between three and five years. We continue to invest in development of our e-commerce strategy and we believe the carrying amount of goodwill at March 31, 2001 is appropriate. Management will continue to evaluate goodwill for recoverability and impairment in accordance with FAS 121. See Note 9 to the Condensed Consolidated Financial Statements for a further discussion of the impairment loss and write-down recorded during the quarter ended March 31, 2001.

Intangible assets, net of accumulated amortization, in the amount of $469,353 as of March 31, 2001 include capitalized costs associated with our website as compared to $506,227 as of June 30, 2000. These costs have been capitalized in accordance with SOP 98-1.

Liabilities and stockholders equity:

Liabilities: Total liabilities of $6,735,350 are reflected as of March 31, 2001 as compared to total liabilities as of $5,402,494 as of June 30, 2000.

Current liabilities total $6,485,350 as of March 31, 2001 compared to $5,141,558 as of June 30, 2000. They include accounts payable of $2,428,192 as of March 31, 2001 compared to $2,904,205 as of June 30, 2000. Accrued expenses of $920,588 as of March 31, 2001 compared with $546,412 as of June 30, 2000. We had notes payable totaling $3,386,570, net as of March 31, 2001 including notes payable to related parties of $588,990 and a $852,580 Convertible debenture, net of discount, which has been extended to July 5, 2001. This compares to $1,951,877 in notes and capital leases payable as of June 30, 2000. The increase in notes payable is primarily attributable to the $1,450,000 line of credit with a bank. See Note 6 to the Condensed Consolidated Financial Statements. Related party notes payable in the amount of $329,989 are secured with a subordinated position on the facility in Lonoke, Arkansas.

Stockholders equity: Common shares increased from 18,147,783 as of June 30, 2000 to 22,207,757, as of March 31, 2001. This increase for the quarter is the result of the issuance of an additional 639,659 shares through our equity line of credit and 723,793 shares were issued to the holder of the convertible debenture resulting in a reduction of $117,942 in principal balance of the convertible debenture. Total shareholder equity was $7,672,353 as compared to $16,444,458 as of June 30, 2000. Total liabilities and stockholder's equity was $14,407,703, as of March 31, 2001 as compared to $21,846,952 on June 30, 2000.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED WITH THE QUARTER ENDED MARCH 31, 2000

Sales: Sales decreased to $3,297,180 for the quarter ended March 31, 2001 from $3,674,670 for the quarter ended March 31, 2000. This is a 10% decrease. The short-fall resulted from an altered catalog mailing schedule from the prior year quarter, a slowing economy, and difficult business environment. Internet sales for the March 2001 quarter were $581,100 as compared to $173,973 in the March 2000 quarter, which is a 334% increase.

Cost of Sales: Cost of sales was $2,576,552 for the quarter ended March 31, 2001 compared to $2,631,636 for the quarter ended March 31, 2000. This is a 2% decrease and is mostly the result of lower sales as compared to the same quarter in the prior year and higher product costs.

Gross margin: Our gross margins declined to 22% for the quarter ended March 31, 2001 compared to 28% for the same period in 2000. The lower margins are a direct result of our free shipping policy for online sales through our Allpets.com web site, an increase in product costs for all divisions, and a difficult market environment.

Selling expenses: Selling expenses of $979,993 for the quarter ended March 31, 2001 compared to $511,886 for the quarter ended March 31, 2000. The increase in selling expenses is partially attributed to a revised catalog printing and mailing schedule from the same quarter in 2000.

Administrative and general expenses decreased to $1,464,978 during the quarter ended March 31, 2001 compared to $2,946,347 for the quarter ended March 31, 2000. This reflects a 49% decrease. Recently, we have reduced expenses in all areas including payroll and the closing of the Nashville office. Many of the positions and services performed in our Los Angeles office have been eliminated or consolidated into our Pennsylvania location.

Depreciation and amortization expenses were $1,115,062 for the quarter ended March 31, 2001 compared to $495,590 in the quarter ended March 31, 2000.
The increase is attributed to the amortization of goodwill for the Company's acquired in March - May 2000. The goodwill associated with WeRPets.com and Chartendure, Ltd., has been written-down for impairment loss and no further goodwill amortization will be required for WeRPets.com and Chartendure, Ltd.

Impairment loss and write-down of goodwill for the quarter ended March 31, 2001 relates to the goodwill that arose in the accounting for the acquisitions of WeRPets and Chartendure Ltd. in 2000. Management determined during the quarter ended March 31, 2001 that an impairment loss had occurred in conformity with the guidance of Statement of financial Accounting Standards No. 121.

Loss from operations was $5,274,642 for the quarter ended March 31, 2001 as compared to a loss of $3,310,789 for the quarter ended March 31, 2000. The impairment loss recorded during the quarter ended March 31, 2001 accounts for $2,435,237 of this loss. Amortization of goodwill accounts for a significant portion of the loss for both periods.

Interest expense was $180,419 for the quarter ended March 31, 2001 as compared to $141,207 for the same period in 2000.

Income tax benefit: We currently have substantial net operating losses (NOL'S) from inception through March 31, 2001. At this time, no income tax benefit has been recognized since the recoverability of these NOL's is doubtful.

Net loss: We had a $5,454,543 loss for the quarter ended March 31, 2001 as compared to a $3,451,996 loss for the quarter ended March 31, 2000. Non-cash items include the goodwill amortization of Humboldt Industries and AllPets.com, the impairment loss and write-down of goodwill for WeRPets.com and Chartendure, Ltd., depreciation expense, and stock compensation expense and the interest costs associated with the beneficial conversion component of the convertible debenture.

Recent Events: The difficult market environment has impacted our ability to attract significant capital and our ability to fully execute our business plan. We have aggressively reduced expenses at all levels, which has resulted in a significantly lower cost structure. We believe these expense reductions will not materially affect our current business or impede its future growth; however, they are necessary given current market conditions.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2000

Sales: Sales for the nine-months were $10,818,915 as of March 31, 2001 compared to $9,873,570 for the nine months ended March 31, 2000. This is a 10% increase. Cost of sales was $7,945,501 as of March 31, 2001 compared to $6,744,788 as of March 31, 2000. This is an 18% increase. Both sales and cost of sales for the nine months ended March 31, 2000 included only eight months of results from Humboldt since Humboldt was acquired effective July 1, 2000. Gross margin was $2,873,414 as of March 31, 2001 as compared to $3,128,782 as of March 31, 2000.
This is an 8% decrease and reflects higher product costs from all divisions and downward pressure on prices.

Operating expenses and costs total $13,666.462 for the nine months ended March 31, 2001 as compared to $7,796,626 for the nine months ended March 31, 2000. $2,435,237 of this increase is due to the goodwill impairment loss and write-down recorded during the quarter ended March 31, 2001. The remainder of the increase is due to the expense associated with overhead from the acquisitions made in the last year including the quarterly amortization of goodwill and the additional overhead associated with these transactions.

Other income (expense): Total other expense decreased from $2,786,836 for the nine months ended March 31, 2000 to $545,708 for the nine months ended March 31, 2001. The decrease is due to charges incurred in the prior year related to the Bridge Loan.

Net Loss: Net loss increased to $11,338,756 for the nine months ended March 31, 2001 as compared to $7,454,680 for the nine months ended March 31, 2000. Net loss per share decreased to ($0.56) for the nine months ended March 31, 2001 as compared to ($0.65) for the nine months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The difficult market environment has impacted our ability to attract significant capital and our ability to fully execute our business plan. We have aggressively reduced expenses at all levels, which has resulted in a significantly lower costs. We believe these expense reductions will not significantly affect or current business or impede its future growth; however, such reductions are necessary given current market conditions. We expect negative cash flow from operations to continue until revenues are increased. We believe an increase in revenues will be accomplished through increased traffic to our web site and through an increase in catalog sales.

We anticipate that we will need to raise additional capital in order to fund operations over the near term. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences, or privileges senior to the rights of our common stock and our Series A Convertible Preferred Stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. At current prices of our common stock, we do not believe that the Equity Line of Credit offers a viable source of capital without significant dilution to our current stockholders.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Pet Quarters is not currently involved in litigation other than matters which are routine and incidental to the business.

ITEM 2. CHANGES IN SECURITIES.

    a) There have been no material changes defining the rights of any class of registered securities. During the quarter, the Company did extend a secured note in the amount of $1,450,000 to July 12, 2001. The convertible debenture has been extended to July 5, 2001.

    b) Common stock issued by the Company during the third period was as follows:

    (1) 723,793 shares issued upon partial conversion of the convertible preferred.

    (2) 639,659 shares issued through our equity line of credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company has not submitted any matters to the stockholders during this period.

ITEM 5. OTHER INFORMATION.

    The Company has eliminated several positions and has reduced costs, which has resulted in a significantly lower recurring expenses. Additionally, we have eliminated or transferred most of the positions in our Los Angeles office to our Pennsylvania facility and have closed the Nashville, Tennessee office.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC. (Registrant)


Date May 21, 2001                              /s/ Steve Dempsey
    ------------------                 --------------------------------------
                                       Steve Dempsey, President


Date May 21, 2001                              /s/ Gregg Rollins
    ------------------                 --------------------------------------
                                       Gregg Rollins, Chief Financial Officer