Form 10KSB
period 2001-06-30
PET QUARTERS INC
filed 2001-10-12
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2001.

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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [ ]

         The revenues of Pet Quarters, Inc. for its fiscal year ended June 30, 2001 were $13,588,808.

         On September 28, 2001 there were 26,395,244 shares outstanding of the registrant's Common Stock, $.001 par value.

         The aggregate market value of the 22,651,784 shares of Common Stock held by non-affiliates of the registrant as of September 28, 2001, was $3,624,285.44.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
                                                      PART I

   Item 1.  Business..............................................................................................1
   Item 2.  Property..............................................................................................5
   Item 3.  Legal Proceedings.....................................................................................5
   Item 4.  Submission of Matters to a Vote of Security Holders...................................................6

                                                       PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................6
   Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations................10
   Item 7.  Financial Statements and Supplementary Data..........................................................15
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................15

                                                       PART III

   Item 9.  Directors and Executive Officers of the Registrant...................................................15
   Item 10.  Executive Compensation..............................................................................16
   Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................18
   Item 12.  Certain Relationships and Related Transactions......................................................20
   Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................20

                                     PART I

ITEM 1. BUSINESS.

OUR COMPANY

         Pet Quarters, Inc. ("PetQuarters" the "Company" or "we") is a retailer and wholesaler of pet products and supplies, offering more than 14,000 SKU's (stock keeping units) for sale over the Internet, at www.allpets.com and www.dogsoutfitter.com, and through our mail-order catalogs, AllPets(R) and Dog's Outfitter(R). While our main focus is the pet products industry, our Maplewood Crafts(R) subsidiary sells certain craft products and supplies through a mail-order catalog and an affiliated website located at www.maplewoodcrafts.com. We are committed to serving pets and their owners with the best care possible through a broad product selection, expert information, and superior customer service. We offer an entire range of pet products, which transcends the limited product selection of hard goods found in pet superstores, specialty stores and grocery stores. We do not, however, sell pet food, litter, or bedding products. Our broad product selection is integrated with extensive pet-related information and resources designed to inform consumers and help them make better purchasing decisions.


DOMESTIC PET PRODUCTS AND SERVICES INDUSTRY

OVERVIEW

         The pet products industry is a large and growing market characterized by a customer base that typically views their pets as a priority when allocating discretionary spending. The American Pet Products Manufacturers Association ("APPMA") has estimated that the market for pet products and supplies (including pet food) would be approximately $29 billion in 2001. Furthermore, the APPMA estimates that the market is growing at approximately 5% annually. Based on the 2001 APPMA National Pet Ownership Survey, sixty two percent (62%) of U.S. households own at least one pet, and 46% of those households own more than one. The pet products market has traditionally been served by a combination of traditional store-based retailers, including superstores, independent specialty stores and grocery stores. This market is highly fragmented, and generally requires consumers to expend considerable time and effort shopping for pet products to meet their needs.

PET OWNERSHIP

         Dogs and cats continue to represent a majority of pet households, and such households are the primary consumers of pet products and services. The following chart shows estimated pet ownership in the United States.

                                       PET OWNERSHIP IN THE UNITED STATES
                                -----------------------------------------------
                                                                Total # of U.S.
                                Total # of Pets   % of Total       Households      % of Total
                                  (Millions)         Pets          (Millions)      Households
                                ---------------  -------------  ---------------   -------------
Cats                                 73              21               35              34
Dogs                                 68              19               40              39
Fish (Fresh and Saltwater)          165              47               13              13
Birds                                19               5                7               7
Small Animals                        19               5                6               5
Reptiles                              9               3                4               4
         TOTAL                      353             100%

         Source: American Pet Products Manufacturing Association - 2001

         Although the number of cats (73 million) surpasses the number of dogs (68 million), five million more U.S. households own dogs than cats. According to the Pet Industry Joint Advisory Council, virtually all dog owners purchase their pets 1-5 packages of treats per month, 66% give their pets gifts, more than 50% give their pets Christmas presents, and 25% give their pets birthday presents.

COMPETITION

         The pet supply industry is highly competitive and fragmented, with supermarkets, pet superstores, mass merchants, specialty stores, mail order and Internet retailers, and veterinarians offering products for retail sale. Mass merchants (such as Mal-Mart and Kmart) are the leading pet supply retailers, accounting for 27% of sales, up from 18% in 1985. Pet superstores and multi-unit pet store chains account for 26% of the market today, coming from virtually zero in the mid-1980's and are the second-ranking retail sector for pet products. Most of the sales of pet supplies have been a result of a shift in the sales away from traditional outlets, such as independent pet stores (30% in 1985 - 14% in 1998) and supermarkets (28% in 1985 - 19% in 1998). Today warehouse clubs, hardware stores, feed/seed stores, drugstores, mail order and the Internet make up the other 14% of market share.

         The principal competitive factors influencing our business are product selection and quality, customer service, and price. Until we become cash-flow positive, the greatest competitive restriction we face is having sufficient capital available for advertising and inventory. We believe that the Company competes effectively within its market; however, many of our competitors are larger in terms of sales volume and have access to greater capital and management resources than the Company.


OUR STRATEGY

         Our primary objective is to become a leading seller of pet products to both consumers and pet professionals through our web sites and catalogs. Our goal is to provide customers with an efficient, low cost, and value-added shopping experience. We believe that consumers want the convenience of home shopping with at least the same breadth of products that they can find at traditional outlets. Key elements of our business strategy include:

         Provide Authoritative Content. We seek to provide our customers with in-depth, authoritative content about pets, pet owners, and pet care. We believe that providing authoritative content and community aspects to our websites is instrumental in creating brand equity and, thereby, establishing a loyal customer base. With its Allpets Magazine, Petcyclopedia, and Petflicks, our allpets.com website is a fully integrated content and commerce site for consumers. The website also features a community section where visitors can receive expert advice from veterinarians, behaviorists, and others with unique knowledge and experience. We have established strategic relationships with leading pet professionals and pet-related organizations which contribute to the content of our websites. We believe our content is one of the most authoritative and useful collections of pet-related information, advice, and entertainment available anywhere on the Internet.

         Superior Customer Service. Through our in-house fulfillment and distribution system, we are able to accurately fill orders and quickly and efficiently ship products. In addition, we offer customers a complete in-house customer service department, which can effectively respond to customer inquiries. By having these operations in-house, we can monitor the quality of customer service as well as control costs. We believe these attributes will lead to greater customer satisfaction and retention.

         Enhanced Shopping Experience. We continually strive to provide our customers with outstanding service and a superior shopping experience. We offer a broader selection of products than typically found in retail outlets like pet stores or grocery stores which also sell pet products. We believe that we provide an intuitive, easy-to-use Web store, categorized and organized the way people think about shopping for their pets. We also offer our customers a highly streamlined checkout experience and direct delivery to their doors.

         Wholesale/Professional Sales. We currently provide pet products on a wholesale basis to pet professionals, including proprietors of boarding facilities, managers and staff of animal shelters and humane societies, as well as veterinarians, groomers, breeders, and show exhibitors. These sales predominately occur through our Dog's Outfitter(R) catalog. Our wholesale division currently accounts for a majority of our revenues and is a significant focus for sales growth. We have developed a related web site located at www.dogsoutfitter.com to service the needs of the pet professional community. At the website, pet professionals can purchase products, exchange information, and access important and useful industry data. We believe that the wholesale pet segment is largely ignored by competitive Internet retailers. By expanding our relationships with pet professionals, we expect to receive valuable consumer referrals and endorsements.

         Strategic Acquisitions. An integral part of our business development has been the acquisition of businesses that will add value to our existing organization or complement another element of our business strategy. Below are a list of key acquisitions and a brief description of its addition to our business plan.

         o Humboldt Industries - provided us with an in-house fulfillment center and a base of consumer and professional catalog customers

         o AllPets - contributed in-depth content and an existing community of pet owners and enthusiasts

         We continue to explore strategic relationships or acquisitions that would provide us with additional content, customers, or new technology. On June 7, 2001, we received a non-binding commitment from Zcapital, Inc. to loan us with up to $2,500,000 to be used exclusively for acquisitions.

E-COMMERCE ADVANTAGES

         The unique characteristics of the Internet provide a number of advantages for online retailers. Online retailers are able to "display" a larger number of products than traditional store-based or catalog retailers at a lower cost. In addition, online retailers are able to frequently adjust their featured selections, editorial content, shopping interfaces, and pricing, providing significant merchandising flexibility. Unlike traditional retail channels, online retailers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing cost of catalogs.

         Our goal is to transition our existing and future catalog customers to use our websites. We believe that the minimal cost to publish on the Internet, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provide additional economic benefits for online retailers. We also see the Internet as our greatest opportunity of growth of our customer base. Online retailers can also easily obtain demographic and behavioral data about their customers, increasing opportunities for direct marketing and personalized services.

INTELLECTUAL PROPERTY

         We have received Federal Trademark registration from the U.S. Patent and Trademark Office for "PetQuarters.com" and "PQ" and have applied for various other brand names, and associated logos. We also own several other state and federal trademarks, including "AllPets.com," "Dog's Outfitter," "Home Pet Shop," and "Maplewood Crafts. Our competitors or others may use these marks or marks similar to ours, which could impede our ability to build brand identity and could lead to customer confusion. In addition, there could be potential trademark or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms used in trademarks we own or use. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registration, would negatively affect our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark, and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business.

EMPLOYEES

         As of June 30, 2001, we employed 79 persons, including 73 full-time employees. Our employees receive wages and benefits competitive with those of similarly situated employees. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

BUSINESS RISKS

         The business risks below, along with those discussed in other sections of this Annual Report on Form 10-KSB, reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse effect on our business and results of operations. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

         WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. Pet Quarters has operated at a loss for each fiscal year since its inception. While one of our acquired companies, Humboldt Industries, has been profitable, the increased cost of advertising, including catalog production and mailing costs, and the costs associated with development of our Internet websites and related infrastructure expenditures may affect our profitability for years to come. Due to our limited operating history, it is very difficult to project our operating results accurately.

         WE HAVE LIMITED CAPITAL RESOURCES. Our inability to raise capital as needed could have a material adverse effect on our business. Currently, we do not have sufficient capital resources to fund our operations. During the fiscal year ended June 30, 2001, we funded operations of our business through certain loans and the issuance of equity securities. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, it will need additional funding. The Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

         OUR BUSINESS SUCCESS DEPENDS UPON BUILDING OUR BASE OF CUSTOMERS. In order to be successful, Pet Quarters must attract a large number of customers who shop by catalog or in traditional retail stores and persuade them to shop on our web site or through our catalogs. Accomplishing these goals may require additional infusions of cash for advertising and promotional expenditures. If these amounts are greater than we expect, or if the response to the advertising and promotional expenditures is less than we expect, we may not attain profitability or the level of profitability necessary to continue in business.

         COMPETITION. The pet supply industry is highly competitive. We compete with supermarkets, warehouse clubs, mass merchandisers, pet specialty stores, smaller pet store chains, Internet retailers and independent pet stores, many of which are larger and have significantly greater resources than Pet Quarters. The industry has become increasingly competitive due to the entrance of other specialty retailers into the market. There can be no assurance that the Company will not face greater competition from these or other retailers in the future. In particular, if any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may reduce its prices in order to remain competitive, which could have a material adverse effect on the Company.

         WE DEPEND UPON SUPPLIERS AND SHIPPERS. We depend upon our suppliers and shippers to transport materials to and from our distribution warehouse on a timely basis. In order to maintain adequate inventory levels, some of our suppliers have required the Company to pay for inventory prior to shipment. The increased strain on our cash position may have a material adverse effect on our business and results of operations. Any disruption in these facilities and any adverse change in the costs of such services could have an adverse impact upon our profitability. While the Company believes its relationships with suppliers are satisfactory, any supplier could discontinue selling to the Company at any time.

         WE DO NOT DEPEND ENTIRELY UPON THE INTERNET, BUT WE EXPECT IT TO BE THE SOURCE OF MOST OF OUR GROWTH. We do not depend exclusively upon the Internet for our sales. Presently, approximately 85% of our annual sales are from our catalog division. However, we believe that the Internet will account for most of the growth in our future sales revenue. If we do not experience the expected growth of internet sales, we may not generate sufficient revenue to become profitable.

         CHANGES IN THE TAX TREATMENT OF INTERNET OR CATALOG SALES COULD HAVE AN ADVERSE EFFECT. Currently, we do not collect state sales taxes or other taxes for goods sold by the Company, except for purchases with a billing address in the states of Arkansas and Pennsylvania. From time to time, states and other tax levying entities (e.g., cities and counties) have sought to impose sales tax collection obligations on out of state companies for Internet sales. Currently there is federal legislation prohibiting states and other local entities from imposing new taxes on Internet commerce. This protection ends on October 1, 2001. We do not know whether Internet sales will be subject to taxation after that date. However, we believe that unrestricted taxation of Internet commerce would restrict the rate of growth of such commerce and adversely affect our sales efforts.


ITEM 2. PROPERTY.

REAL PROPERTY

         The Company has maintained its headquarters in Lonoke, Arkansas since its inception in 1997. The Lonoke facility, located at 720 East Front Street, contains warehouse and office space. We have listed the property for sale for over eighteen months and have recently entered into an agreement to sell the property for $425,000. The facility is located in a rural area, which has made a sale or lease of the property very difficult. Proceeds from the sale of the property will be used to pay debt associated with the property. We closed the sale of the property on October 1, 2001, and will move the Company's corporate headquarters to Little Rock, Arkansas. We have entered a three (3) year lease for approximately 1,050 square feet of office space.

         Our Hazelton, Pennsylvania, distribution center is our sole fulfillment center and includes a call center, order processing department, a catalog design department, and warehouse facilities. The Company leases the facility and its surrounding ten acres of property. We also hold an option to purchase the property and facility for $2,500,000. The lease and option to purchase both expire on August 5, 2004.

         The properties described above are the only properties that we own or lease. We believe that our properties are sufficient to meet the needs of the Company in the near future. Each of the properties, in the opinion of management, is adequately insured against casualty and risk.

         At this facility, the Company employs approximately 70 persons including telemarketers, warehouse personnel, customer service representatives, accounting, purchasing, technology, marketing, and merchandising staff.


ITEM 3. LEGAL PROCEEDINGS.

         We are, from time to time, a party to litigation arising from various matters. We are not currently involved in any lawsuits that management believes would result in a material adverse effect on the Company's financial statements or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 31, 2001, the Company held a special meeting of stockholders in Lonoke, Arkansas. The shareholders were asked to approve the Company's Management Incentive Plan ("MIP") and Employee Equity Participation Incentive Plan ("EEPIP"). With regard to the MIP, 8,761,950 votes were cast in favor of approving the plan, 919,547 votes were cast against approval, and there were 1,300 broker non-votes. Stockholders cast 8,766,275 votes for approval of the EEPIP, 915,222 votes against, and there were 1,300 broker non-votes. For purposes of tabulating quorum and approval requirements, broker non-votes were treated as abstentions.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         Our common stock is traded on the Over-the-Counter Bulletin Board market under the symbol PDEN. The following table reflects the high and low trading prices per share for each fiscal quarter since the Company's inception.

         FISCAL YEAR 1999                                                     HIGH                       LOW
         ----------------                                                   --------                   -------
         First Quarter ended September 30, 1998                             $  1.69                   $  0.34
         Second Quarter ended December 31, 1998                                2.00                      0.19
         Third Quarter ended March 31, 1999                                    1.81                      0.56
         Fourth Quarter ended June 30, 1999                                    4.59                      0.88

         FISCAL YEAR 2000
         ----------------
         First Quarter ended September 30, 1999                             $  6.56                   $  2.94
         Second Quarter ended December 31, 1999                                3.34                      1.00
         Third Quarter ended March 31, 2000                                    5.59                      2.66
         Fourth Quarter ended June 30, 2000                                    3.84                      1.22

         FISCAL YEAR 2001
         ----------------
         First Quarter ended September 30, 2000                             $  1.5625                 $  0.6875
         Second Quarter ended December 31, 2000                                1.0938                    0.1875
         Third Quarter ended March 31, 2001                                    0.4375                    0.0625
         Fourth Quarter ended June 30, 2001                                    0.42                      0.05


DIVIDEND POLICY

         We have not in the past paid dividends on our common stock, and we do not anticipate paying dividends on our common stock at any time in the foreseeable future. Once the Company reaches profitability, we intend to retain our earnings for use in the operation of our business, including the payment of debt.


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

         On May 9, 2000, Pet Quarters designated 50,000 shares of preferred stock as Series A Convertible Preferred Stock, with the following terms, rights, and privileges:

         o Dividends. The holders of the Shares are not entitled to receive dividends from the Company.

         o Liquidation. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A stock shall be entitled, before any distribution or payment is made upon any shares of any other class of stock of the Company, to be paid $100 per share.

         o Redemption. Subject to certain conditions and one year after the initial date of issuance, the Series A stock may be redeemed (all or none) by the Company upon the payment in cash of the sum of One Hundred Dollars ($100).

         o Conversion. At any time, holders of the Series A stock may convert all or a portion of those shares into a number of shares of common stock, computed by multiplying the number of shares to be converted by $100 (the purchase price of the Series A stock) and dividing the result by the conversion price. The conversion price is equal to $1.3816. The conversion price may be adjusted from time to time to account for any stock splits, stock dividends, recapitalizations, mergers, assets sales, a below market issuance of common stock, or similar events.

TRANSFER AGENT

         The Company has appointed Continental Stock Transfer Corporation as the transfer agent and registrar of the Common Stock and Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to securities of the Company issued or sold within the past three years which were not registered under the Securities Act:

1. In April of 1999, the Company repurchased 2,000,000 shares of its stock from Matthew Hoff and retired the shares. During the fiscal year ended on June 30, 1999, the Company issued 180,000 shares of its common stock pursuant to its management incentive plan. These shares were issued to retain the service of top management personnel. On September 9, 1999, 95,000 shares of common stock were issued to Humboldt Industries employees to retain them in management. An additional 1,146,417 shares were issued to acquire Humboldt Industries and 153,334 were issued as part of the financing for the Humboldt Industries acquisition. A total of 60,195 shares were issued to three (3) vendors of the Company in order to secure their service during fiscal year 1999. Each of the above transactions were private transactions which did not involve a public offering. The transactions were exempted pursuant to Section 4(2) and other provisions of the Securities Act of 1933, as amended.

2. In October and December 1999, the Company issued 42,601 and 136,363 shares of common stock, respectively, to accredited investors for total consideration of $256,503. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. The proceeds from these sales were used for working capital purposes.

3. In November 1999, the Company issued 275,000 shares of its common stock to the Sun Valley Trust in consideration for an extension of the maturity date of the Bridge Loan. The value of these shares on the date of issuance was approximately $483,010. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

4. In January 2000, the Company issued 204,723 shares of common stock to each of Michael Parnell and the Matthew J. Hoff Trust pursuant to conversion of convertible notes. Each convertible note had a principal balance on the date of conversion of $102,361.50. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

5. The Company acquired all of the issued and outstanding shares of stock of Wellstone Acquisition Corporation ("Wellstone") as of March 6, 2000, in exchange for $225,000 in cash and 130,208 shares of the Company's $0.001 par value common stock. Wellstone was a wholly-owned subsidiary of TPG Capital Corporation ("TPG"). The acquisition from TPG was a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

6. Between January 26 and March 1, 2000, the Company raised an additional $1,471,102 through sales of its common stock pursuant to a private placement. The Company sold 700,525 shares of its $0.001 par value common stock to eighteen accredited investors at a price of $2.10 per share. These transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933. These shares were sold at $2.10 per share. One million dollars of the funds raised pursuant to this offering were utilized to make the February 10, 2000, interest and principal reduction payment on the Bridge Loan. The remainder of the proceeds were used to pay general operating expenses, web site development expenses and trade creditors of the Company.

7. On February 23, 2000, the Company entered into an agreement with AMRO International ("AMRO") and Markham Holdings Limited ("Markham") whereby AMRO purchased 380,952 shares and Markham purchased 95,238 shares of common stock of the Company for $2.10 per share. AMRO also purchased an additional 238,095 shares of common stock for $2.10 per share on July 10, 2000. Pursuant to this agreement, AMRO and Markham also received collectively warrants to purchase an additional 150,000 shares of common stock of the Company for $4.6575 per share.

8. Pursuant to a repricing agreement, AMRO and Markham collectively received 694,184 shares of Company common stock, based upon the closing price of the Company's common stock on the date that its Registration Statement on Form S-1 was declared effective by the SEC. The shares were issued subsequent to effectiveness of the registration statement.

9. On March 15, 2000, PetQuarters entered into an equity line of credit agreement with Splendid Rock Holdings, Ltd., a corporation organized under the laws of the British Virgins Islands. Pursuant to this line of credit agreement and subject to the satisfaction of certain conditions, PetQuarters may sell and issue, from time to time, up to an aggregate of $25,000,000 of its common stock. Splendid Rock is an accredited investor and received warrants for participating in the transaction. The transaction was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) of that Act.

10. On April 27, 2000, the Company acquired all of the issued and outstanding shares of WeRPets for $38,394 cash and 703,316 shares of our common stock. The stock was issued to ten accredited investors who owned all of the issued and outstanding shares of WeRPets. The cash payment must be made within ninety days of April 27, 2000. The stock was issued pursuant to the private placement exemption from registration in Section 4(2) of the Securities Act of 1933.

11. Effective May 1, 2000, we acquired all of the outstanding equity securities of Chartendure, Ltd., a company organized under the laws of the United Kingdom, in exchange for 400,000 shares of PetQuarters common stock. The transaction was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

12. On May 8, 2000, the Company sold 34,642 shares of its preferred stock to a total of thirty-two accredited investors. The preferred stock was sold at a price of one hundred dollars ($100) per share. Each share is convertible, bears a 0% rate, and is convertible into 100/1.3816 or
         72.38 shares of common stock. The common stock conversion ratio (i.e., the 1.3816 denominator) reflects a 10-day average price of the Company's stock ending three days prior to closing. That average was multiplied by 75% to yield the 1.3816 conversion price. The shares were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. Keane Securities Co., Inc., on a best-efforts basis, acted as a broker in this transaction and received a warrant to purchase 3,464 preferred shares, exercisable at $120 per share, and a commission of $316,626.

13. On May 30, 2000, the Company acquired all of the issued and outstanding shares of AllPets.com from the eleven accredited investors who owned the stock of AllPets. The purchase price was three million six hundred fifty-two thousand seven hundred and eighty-five (3,652,785) shares. An additional 594,732 shares will be issued if the closing bid on the Company's common stock is at least $6,71875 per share for ten (10) consecutive trading days prior to one year after the effective date of the Form S-1. An additional 594,732 shares will be issued upon obtaining a list on the Nasdaq Small Cap or Nasdaq National Market. These contingent shares were not issued because the contingent period expired. This exchange was made pursuant to the private placement exemption found in Section 4(2) of the Securities Act of 1933.

         Each of these transactions was completed without registration of the respective securities under the Securities Act in reliance upon the exemptions provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering. The purchasers were sophisticated with access to the kind of information registration would provide and such purchasers acquired such securities without a view toward the distribution thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2000

BALANCE SHEET DATA

         Assets. Total assets as of June 30, 2001 were $2,485,214 as compared to $21,846,952 as of June 30, 2000. The reduction in assets is primarily the result of amortization of goodwill for Humboldt Industries, AllPets.com, WeRPets.com and Chartendure Ltd. and the impairment of goodwill associated with our acquisitions of WeRPets.com, Chartendure Ltd., AllPets.com and Humboldt Industries. Current assets totaled $1,543,532 as of June 30, 2001 as compared to $3,302,340 as of June 30, 2000. Inventory was reduced to $1,061,059 from $1,674,002 for June 30, 2001 and 2000, respectively. Cash was reduced to $0 from $164,128 for the periods ending 2001 and 2000, respectively. The reduction in cash was primarily the result of the Company's efforts to reduce inventory-related payables.

         Accounts receivable was $66,882 as of June 30, 2001 as compared to $175,608 as of June 30, 2000. Deferred advertising was reduced to zero in 2001 as compared to $637,425 in 2000 reflecting our decision that the recoverability of the deferred advertising cost was doubtful at June 30, 2001, given preliminary operating results for the first quarter of fiscal 2002. Our land and building has been in a "held for sale" category at a value of $500,000. Recently, we accepted an offer to sell the facility for $425,000. After the payment of fees and expenses associated with the sale, we expect to receive approximately $382,000, which will be used to retire debt currently secured by the property.

         We performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other assets recorded in connection with acquisitions. We determined that a significant portion of the remaining goodwill was impaired as determined using a discounted cash flow model. Therefore, goodwill was written down to $0 as of June 30, 2001. In subsequent periods, we will record no amortization from past acquisitions.

         Liabilities. Total liabilities for the period ended June 30, 2001 were $7,753,295 compared to $5,402,494 as of June 30, 2000, an increase of 44%. For the period ended June 30, 2001, we reduced our accounts payable to $2,505,457 as compared to $2,904,205 for the period ended June 30, 2000. This reflects our effort to reduce our accounts payable and increase inventory turnover on an annual basis, which we believe will allow the Company to take advantage of certain manufacturers discounts. Accrued expenses increased to $1,340,533 as of June 30, 2001 versus $546,412 as of June 30, 2000. The increase includes an adjustment to debt from the convertible debenture, which was paid in full on May 18, 2001, in the amount of $58,954, and a debt discount in the amount of $679,664. Notes payable to related parties were $367,390 as of June 30, 2001, compared with $615,178 as of June 30, 2000, reflecting our effort to reduce our dependency on related party transactions. Short-term notes and current maturities were $1,618,248 as of June 30, 2001. The current portion of capital leases as of June 30, 2000 in the amount of $125,763 were retired during the fiscal year. Total current liabilities was $5,831,628 as of June 30, 2001 as compared to $5,141,558 for the same period in 2000.

         Our notes payable increased to $1,921,667, compared to $260,936 as of June 30, 2000. During fiscal 2001, we borrowed funds from various sources to fund our operations. Some of these loans require the payment of origination fees that may be paid in Pet Quarters, Inc. common stock or in cash. If all such fees were paid in stock, we would issue approximately 5,606,570 shares of common stock to various lenders. There are certain conditions and restrictions contained in the respective loan documents, which govern the issuance of stock for payment of such fees, including, in some cases, an increase in the number of authorized shares of common stock by our shareholders. We have been able to extend a portion of our short-term notes into longer-term maturities and have borrowed additional funds with maturity dates longer than one-year.

         Stockholders' equity. Stockholders' equity was negative $5,268,081 for the fiscal year ended June 30, 2001, compared to $16,444,458 for the same period during fiscal 2000. Additional paid-in capital increased to

$36,327,527 as compared to $33,109,661 for 2001 and 2000, respectively.
Accumulated deficit increased to $41,620,385 as of June 30, 2001 as compared to $16,586,531 as of June 30, 2000. The decrease in stockholders' equity is attributed to the amortization and impairment of goodwill and the operational deficit the company experienced during the last fiscal year. During the fiscal year ended June 30, 2001, holders of our convertible preferred stock converted 4,077 shares into 302,619 shares of common stock. In addition, the Company issued approximately 6,600,000 shares of common stock during fiscal year 2001.

RESULTS OF OPERATIONS

         Sales. Sales for the twelve months ended June 30, 2001 were $13,588,808, compared with $13,731,147 for the twelve months ended June 30, 2000. The flat sales growth reflects a slowing economy and shorter payment schedules by key vendors over the last year, which resulted in decreasing inventory levels. Since June 30, 2001, we have reestablished our inventory levels while at the same time receiving vendor discounts for quicker inventory payments. We have been successful in migrating our catalog customers to online purchasers and have significantly altered our catalog mailing schedules from prior years in an effort to reduce marketing costs. Internet revenues grew 185% to $1,854,066 as of June 30, 2001 as compared to $650,759 as of June 30, 2000.
Catalog revenues declined 10% to $11,734,742 as of June 30, 2001 as compared to $13,080,388 as of June 30, 2000.

         Cost of Goods Sold. Our cost of goods increased to $10,081,975 for the year ended June 30, 2001, compared to $9,446,400 for the year ended June 30, 2000, a 7% increase. The increase is, in part, due to an increase in shipping costs during fiscal 2001 and our inability to take advantage of merchandise discounts.

         Gross Margin. The increase in cost of goods resulted in a decrease of our gross margin of approximately 5%. Gross margin for the year ended June 30, 2001 was $3,506,833 or 26%, compared to $4,284,747 or 31% for the year ended June 30, 2000. We believe that our gross margins are comparable to or better than our competitors.

         Selling, General and Administrative Expenses. Selling expenses increased to $3,198,681 for the year ended June 30, 2001 as compared to $2,184,748 for the year ended June 30, 2000, an increase of 46%. A 30% increase in postage costs and a 10% increase in printing costs significantly increased the marketing expenses for our catalogs. General and administrative expenses, on the other hand, decreased 17% from $8,145,016 for the year ended June 30, 2000 to $6,798,876 for the year ended June 30, 2001, primarily as a result of lower payroll expenses. We anticipate that general and administrative expenses will continue to decrease in fiscal 2002 as we strive to operate as efficiently as possible.

         Depreciation and Amortization. Depreciation and amortization expense increased 140% to $5,082,898 for the year ended June 30, 2001 as compared to $2,120,084 for the year ended June 30, 2000. The increase is the result of the amortization of goodwill for AllPets.com, Humboldt Industries, WeRPets.com, and Chartendure. In addition, for the year ended June 30, 2001, we recorded a goodwill impairment in the amount of $12,624,635 related to the write-down of all remaining goodwill associated with our acquisitions of WeRPets.com, Chartendure Ltd., AllPets.com and Humboldt Industries. An analysis performed in accordance with FASB 121, using a discounted cash flow model, determined that goodwill was impaired and not recoverable.

         Operating Loss. The operating loss increased to $24,316,257 for the year ended June 30, 2001 as compared to $8,565,101 as of June 30, 2000. The higher operating loss is primarily due to the nonrecurring impairment charge we incurred, with lower gross margins and higher selling expenses also contributing factors. Because the impairment charge was a one-time expense, we anticipate a significantly lower operating loss for fiscal year 2002.

         Interest Expense. Interest expense was $717,597 for the year ended June 30, 2001 as compared to $770,866 for the year ended June 30, 2000. Recently, we have borrowed funds to operate the business and to eliminate a portion of short-term debt. We expect interest expense to increase for fiscal year 2002.

         Net loss. The loss for the year ended June 30, 2001 was $25,033,854 as compared to $14,718,087. Net loss for common shareholders was $1.20 per share for the year ended June 30, 2001 as compared to $0.91 for the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The difficult market environment has impacted our ability to attract significant capital and our ability to fully execute our business plan. We have aggressively reduced expenses at all levels, which has resulted in significantly lower costs. We believe these expense reductions are necessary given current market conditions; however, some reductions, including reductions related to advertising, could adversely affect our current business or impede its future growth. We expect negative cash flow from operations to continue until revenues are increased. We believe an increase in revenues will be accomplished through increased traffic to our web site and through an increase in catalog sales.

         Recently, we closed several loans, which we used to increase our inventory, reduce our vendor payables and a portion of our current debt. In addition, we have entered into an agreement to sell our Lonoke, Arkansas facility for $425,000. We expect to receive approximately $382,000 from the sale. The entire proceeds from the sale will be used to reduce debt directly associated with loans collateralized by the facility. We anticipate that we will need to raise additional capital in order to fund operations over the near term. If we raise additional capital funds through the issuance of equity or debt securities, such securities may have rights, preferences, or privileges senior to the rights of our common stock and our Series A Convertible Preferred Stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. At current prices of our common stock, we do not believe that the Equity Line of Credit offers a viable source of capital without significant dilution to our current stockholders.

SUBSEQUENT EVENTS

         Subsequent to June 30, 2001 we have incurred additional loans in an aggregate amount of $1,450,000. The first loan, in the principal amount of $1,000,000, requires weekly payments of $50,000 and included a loan origination fee of 3,000,000 shares of common stock. The loan is scheduled to mature on January 28, 2002. The shares will only be issued if our shareholders vote to increase the number of authorized shares of common stock that the Company can issue and after the shares are registered with the Securities and Exchange Commission. If the shareholders do not vote to increase authorized shares, the loan origination fee is payable in cash. The Company also borrowed $450,000 pursuant to a six-month promissory note, the proceeds of which were used for working capital and to reduce debt.

         On July 14, 2001, we successfully restructured a $1.42 million loan with a primary lender. The new loan extended the maturity to July 14, 2003 and has an interest rate of 8.5%.

         On October 1, 2001, we sold our real property in Lonoke, Arkansas for $425,000. After the payment of fees and expenses, the Company will receive approximately $382,000. The entire proceeds will be used to retire debt secured by the facility.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1999

BALANCE SHEET DATA

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

         Liabilities. Liabilities totaled $5,402,494 as of June 30, 2000. Total liabilities as of June 30, 1999 were $541,007. Current liabilities include accounts payable of $2,904,205 as of June 30, 2000 as compared to $203,394 as of June 30, 1999. Our accrue d expenses increased to $546,412 as of June 30, 2000 from $12,613 at June 30, 1999. The increases are primarily the result of the acquisitions during the past fiscal year.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements of the Company are attached as Appendix F.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table gives certain information regarding directors and executive officers of Pet Quarters as of June 30, 2001:

         Name                               Age               Position
         ----                               ---               --------
         Steven Dempsey                     45                Chairman of the Board and Chief Executive Officer
         Niloo Howe                         32                Director
         Mike Kelly                         38                President
         Gregg Rollins                      44                Chief Financial Officer and Secretary
         Robert M. Brown, III               54                Director
         Frank Creer                        37                Director
         J. Tod Fetherling                  36                Director
         Dino Moshova                       38                Director

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

         MS. NILOO HOWE currently serves as Director of the Company and has held that position since June 2000. Prior to joining the Company, Ms. Howe was President of the Company until June, 2001. Previously, Ms. Howe was CEO and President of Allpets.com, Inc. from June 1999 to June 2000. From July 1996 to June 1999, Ms. Howe was an Associate and Manager with McKensey & Company, a management consulting firm, where she provided strategy, marketing, and change management services to various clients. Ms. Howe was a corporate and entertainment attorney with O'Melveny & Meyers LLP from January 1995 to May 1996. Ms. Howe received her law degree from Harvard Law School and her Bachelor of Arts from Columbia College.

         MR. MIKE KELLY is currently President and has been employed since September 1, 1999. Mr. Kelly was a Vice President/General Manager with Sporting Dogs Specialties (PetSmart Direct) between April 1987 and April 1998, and Vice President of Home Trends from April 1998 until August 1999. Mr. Kelly graduated from Rochester Institute of Technology in 1986.

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

         MR. ROBERT M. BROWN, III is a New York-based investment banker and private investor. Mr. Brown is a former managing director of Lehman Brothers, where he worked from 1978 to 1994. In 1995 he joined Creditanstalt Investment Bank ("CAIB") of Austria. In 1998, Mr. Brown left CAIB and formed B-III Capital LLC for which he serves as Chairman and President. He is a founder and Chairman of Web of Care.com, Inc., an Internet-based home healthcare community and e-commerce enterprise. Mr. Brown holds a B.A. in Economics from Carnegie Mellon University and an M.P.A. from the University of Michigan. He is a trustee and member of the investment committee of Carnegie Mellon University.

          MR. FRANK CREER, a director of the Company since July, 2000, is managing partner in the venture capital firm Zone Ventures, L.P. Prior to joining Zone Ventures in 1998, Mr. Creer was a partner in Wasatch Venture Fund from June, 1994 to April, 1998. Mr. Creer has a Bachelor of Science degree in University Studies with a Finance and Entrepreneurial emphasis from the University of Utah.

         MR. J. TOD FETHERLING, a director of the Company, is an officer of Logika, Inc., an internet search engine. Mr. Fetherling served as President of AHN.com/the Health Network, an internet e-Health company from April, 1998 to May, 2000. Mr. Fetherling was Interactive Manager of Brown-Forman, a distributor of distilled spirits from November, 1998. Mr. Fetherling was Interactive Manager of Columbia/HCA from December, 1994 to November, 1997. Mr. Fetherling served as Practice Manager of Jewish Hospital from March, 1993 to December, 1994. Mr. Fetherling received a Bachelor of Science in Business Administration from the University of Tennessee.

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

SECTION 16 REPORTING REQUIREMENTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it with respect to fiscal 2001, or written representations from certain reporting persons, we believe that each such person has timely complied with all filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth all compensation paid by Pet Quarters for services rendered by our Chief Executive Officer and our three other highest paid executive officers during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                   Annual Compensation            ----------------------------------
           Name and               Fiscal        -------------------------          Restricted         Securities
      Principal Position           Year         Salary              Bonus         Stock Awards    Underlying Options
      ------------------          ------        ------              -----         ------------    ------------------
Steven B. Dempsey, Chairman        2001        $100,000              $ 0           $ 45,938(4)            87,500(1)
and CEO                            2000         100,000                                                  350,000(2)
                                   1999         100,000

Mike Kelly,                        2001        $135,000              $ 0           $ 62,344(4)           368,750(1)
President                          2000         135,000                                                  200,000
                                   1999         135,000                            $221,875(3)


Gregg Rollins,                     2001         $92,000              $ 0           $ 95,340(4)           333,000(1)
Chief Financial Officer            2000          92,000                                                  350,000(2)
                                   1999          85,000                                                  225,000


(1) These shares were issued pursuant to the Company's Employee Equity Participation Plan ("EEPIP"). The Company has reserved 2.5 million shares for issuance to officers, Directors, consultants and employees of the Company pursuant to the EEPIP.

(2) These shares were issued pursuant to the Company's Management Incentive Plan ("MIP"). The Company has reserved 3.9 million shares for issuance to officers, directors, consultants and employees of the Company pursuant to the MIP.

(3) Mr. Kelly was granted 50,000 shares on September 7, 1999. The value presented is the aggregate value of the shares on the date granted, based upon a per share price of $4.4375. The value of such shares as of June 30, 2001 was $11,500.

(4) Mr. Dempsey, Mr. Kelly, and Mr. Rollins were granted an aggregate of 1,163,550 shares of Common Stock pursuant to the Company's Management Incentive Plan on March 28, 2001. Separate amounts of shares for each officer were contingent upon the Common Stock reaching a closing price of $.15 and $.20.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                              Number of       Percentage of
                             Securities       Total Options     Exercise or
                             Underlying          Granted         Base Price       Expiration
Name                       Options Granted    to Employees      ($/Share)(1)         Date
----                       ---------------    ------------      ------------      ----------
Steve Dempsey                   87,500             11%               .078          04/01/06

Mike Kelly                     125,000             16%               .60           11/01/06
                               125,000             16%               .35           02/01/06
                               118,750             15%               .078          04/01/06

Gregg Rollins                  181,600             23%               .078          04/01/06
                               151,400             19%               .35           02/01/06

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with our executive officers as well as certain other employees, including the following persons:

         Messrs. Dempsey and Rollins entered into employment agreements with the Company on September 1, 1999, providing for base annual compensation of $100,000 and $92,000, respectively. Pursuant to such employment agreements, each such officer is eligible for additional bonus compensation to be determined pursuant to an incentive bonus plan. Each employment agreement is for a term of two years, and unless terminated or not renewed by the Company or not renewed by the employee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each of the employment agreements provides that, in the event of a termination of employment by the Company, except for specific instances of "cause" as defined in the employment agreement, such employee shall be entitled to receive from the Company such employee's then current salary for a period specified in the agreement. Each employment agreement contains a covenant not to compete with the Company for a period of one year immediately following the termination of his employment.

         Mike Kelly entered into an employment agreement with the Company on September 1, 1999, providing for a base annual compensation of $135,000. The agreement is for a term of two years, unless earlier terminated by the Company or the employee. The employment agreement obligates Mr. Kelly to devote his full attention to the Company's operations and restricts his right to compete against Pet Quarters upon departure.

DIRECTOR COMPENSATION

         Directors who are employees of Pet Quarters do not receive additional compensation for serving as directors. Each director who is not an employee of Pet Quarters receives a fee of 40,000 stock options for serving as a member of the Board of Directors. In addition, each director who serves on a committee of the Board receives a separate fee of stock options, the number of which vary by committee. The options are issued on the first day of the fiscal year and vest in equal amounts on the first day of each quarter during the fiscal year. In addition, all directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, or for other expenses incurred in their capacity as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of September 30, 2001, the beneficial ownership of the Company's outstanding Common Stock by each of the Company's directors, each executive officer listed in the Summary Compensation Table, all directors and officers of the Company as a group, and each person other than a director known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock.

                                                                        COMMON STOCK
                                                                        ------------
                                                               NUMBER OF         PERCENT OF CLASS
                                                             SHARES OWNED             OWNED
DIRECTORS AND OFFICERS                                       BENEFICIALLY          BENEFICIALLY
----------------------                                       ------------        -----------------
Ammonia Hold, Inc. (1)                                       1,500,000                 5.6%
10 Gunnebo Drive
Lonoke, AR 72086

Steven Dempsey (2)                                           1,620,156                 6.1%
720 E. Front
Lonoke, AR 72086

Dino Moshova (3)                                             1,274,428                 4.7%
720 E. Front
Lonoke AR 72086

Gregg Rollins (4)                                            1,443,173                 5.3%
720 E. Front
Lonoke, AR 72086

Mike Kelly  (5)                                                630,000                 2.4%
1 Maplewood Drive
Hazelton, PA 18201

Robert M. Brown III (6)                                        687,730                 2.5%
720 E. Front
Lonoke, AR 72086

J. Tod Fetherling                                               90,166                    *
720 E. Front
Lonoke, AR 72086

Niloo Howe (7)                                                 765,871                 2.9%
720 E. Front
Lonoke, AR 72086

Frank Creer (8)                                                 55,000                    *
720 E. Front
Lonoke, AR 72086


All directors and officers as a group (8 Persons)            6,566,524                22.5%



*       Less than 1 percent

(1) The Board of Directors of Ammonia Hold, Inc., are Michael D. Parnell, President and CEO; Dan N. Thompson, CFO; Robert S. Ligon, Charles Nickle, and William Ketchum. Any transaction concerning Pet Quarters, Inc., including the disposition or purchase of common stock, requires board authorization, effected by a vote of the majority of the directors.

(2) Includes 1,182,656 shares directly owned by Mr. Dempsey and 437,500 shares subject to stock options.

(3) Includes 822,653 shares owned directly by Mr. Moshova and 457,775 shares subject to stock options.

(4) Includes 105,500 shares held by Mr. Rollins' minor children, 756,600 shares subject to stock options.

(5) Includes 411,250 in shares directly owned by Mr. Kelly and 218,750 shares subject to stock options.

(6) Includes 615, 350 shares subject to stock options and 72,380 shares which may be acquired through the conversion of shares of Series A Convertible Preferred Stock.

(7) Includes 510,162 shares owned directly by Ms. Howe and 255,709 shares subject to stock options.

(8)      Mr. Creer is a Managing Director of Zone Ventures, L.P.

         At this time, the Company is not involved in or aware of any arrangements that will result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ammonia Hold, Inc. has made several advances to Pet Quarters in various amounts which are each represented by a promissory note from Pet Quarters. The promissory note bears interest at a rate of 8%. The current balance of this note is $30,000 as of this filing date.

         We have made several notes with ZCapital. As of this date, we owe ZCapital $2,300,000. Most of these loans are collateralized with a second lien against PQ Acquisition Inc., which is Humboldt Industries. These loans required an origination fee to be paid in stock if the shareholders of the Company vote to increase authorized shares outstanding. If the vote to increase authorized shares does not pass, then the origination fee is required to be paid in cash. No shares have been issued and will not be until the Company registers these shares in a registration statement that has been declared effective by the SEC.

         J. Gregg Rollins, Chief Financial Officer and Dino Moshova, Director each has loans outstanding with the Company. These loans are unsecured and are due on demand. Currently, we owe Mr. Moshova and Mr. Rollins $14,900 and $14,000, respectively.

         The Company owed B-III Capital, a wholly-owned company by Robert Brown III (director) at total of $239,000 for past services. We agreed to discharge the balance through the issuance of a note issued under a Master Loan Agreement. This note carries a rate of 8.5%, matures December 1, 2002 and required the Company to issue and register 239,000 shares at such time the shareholder's of the Company increased authorized shares outstanding. Prior to this transaction the Company paid Mr. Brown $22,560 for services rendered during fiscal 2001.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         The exhibits filed as a part of this Annual Report on Form 10-KSB are listed on the Exhibit Index following the financial statements attached as Appendix F.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PET QUARTERS, INC.


October 12, 2001                      By: /s/ STEVE DEMPSEY
                                          -----------------------------------
                                          Steve Dempsey
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



October 12, 2001                      By: /s/ STEVE DEMPSEY
                                         --------------------------------------
                                         Steve Dempsey
                                         Chairman and Chief Executive Officer


October 12, 2001                      By: /s/ GREGG ROLLINS
                                         --------------------------------------
                                         Gregg Rollins
                                         Chief Financial Officer


October 12, 2001                      By: /s/ NILOO HOWE
                                         --------------------------------------
                                         Niloo Howe
                                         Director


October 12, 2001                      By: /s/ ROBERT M. BROWN III
                                         --------------------------------------
                                         Robert M. Brown III
                                         Director


October 12, 2001                      By: /s/ FRANK CREER
                                         --------------------------------------
                                         Frank Creer
                                         Director


October 12, 2001                      By: /s/ J. TOD FETHERLING
                                         --------------------------------------
                                         J. Tod Fetherling
                                         Director


October 12, 2001                      By: /s/ DINO MOSHOVA
                                         --------------------------------------
                                         Dino Moshova
                                         Director

                                                                      APPENDIX F






CONSOLIDATED FINANCIAL STATEMENTS
Pet Quarters, Inc. and Subsidiaries
Years ended June 30, 2001 and 2000

                       Pet Quarters, Inc. and Subsidiaries

                        Consolidated Financial Statements


                       Years ended June 30, 2001 and 2000




                                    Contents

Report of Independent Auditors..............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-4
Consolidated Statements of Stockholders' Equity.............................F-5
Consolidated Statements of Cash Flows.......................................F-7
Notes to Consolidated Financial Statements..................................F-8

                         Report of Independent Auditors

Stockholders and Board of Directors
Pet Quarters, Inc.

We have audited the accompanying consolidated balance sheets of Pet Quarters, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pet Quarters, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                                               Ernst & Young LLP

Little Rock, Arkansas
October 8, 2001

                       Pet Quarters, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                           JUNE 30
                                                                     2001            2000
                                                                 ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $         --    $    164,128
   Accounts receivable                                                 66,882         175,608
   Inventories                                                      1,061,059       1,674,002
   Prepaid expenses                                                     5,000         637,425
   Land and building held for sale (Notes 4 and 10)                   382,000         500,000
   Other current assets                                                28,591         151,177
                                                                 ------------    ------------
Total current assets                                                1,543,532       3,302,340




Plant and equipment (Note 4):
   Buildings and improvements                                          69,406          33,600
   Furniture and equipment                                            644,134         596,038
                                                                 ------------    ------------
                                                                      713,540         629,638
Less accumulated depreciation                                        (201,827)       (115,767)
                                                                 ------------    ------------
                                                                      511,713         513,871



Goodwill, net of accumulated amortization and
   write-downs of $19,325,000 and $2,162,156 at June 30,
   2001 and 2000, respectively (Notes 3 and 13)                            --      17,524,514
Web-site costs, net of accumulated amortization of
   $95,707 and $10,138 at June 30, 2001 and 2000, respectively
                                                                      429,969         506,227
                                                                 ------------    ------------
Total assets                                                     $  2,485,214    $ 21,846,952
                                                                 ============    ============

                                                                                         JUNE 30
                                                                                   2001            2000
                                                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  2,505,457    $  2,904,205
   Accrued expenses                                                               1,340,533         546,412
   Convertible debenture, net of discount (Note 11)                                      --         950,000
   Notes payable to related parties (Note 5)                                        367,390         615,178
   Current portion of notes and capital leases payable (Note 10)                  1,618,248         125,763
                                                                               ------------    ------------
Total current liabilities                                                         5,831,628       5,141,558

Long-term portion of notes and capital
   leases payable (Note 10)                                                       1,921,667         260,936
                                                                               ------------    ------------
Total liabilities                                                                 7,753,295       5,402,494

Commitments and contingencies (Notes 2 and 8)                                            --              --

Stockholders' equity:
   Convertible preferred stock, $.001 par value per share, 10,000,000 shares authorized; 30,565 and 34,642 shares issued and outstanding at June 30,
     2001 and 2000, respectively
                                                                                         31              35
   Common stock, $.001 par value per share, 40,000,000 shares authorized;
     24,746,079 and 18,147,783, shares issued and outstanding at June 30,
     2001 and 2000, respectively                                                     24,746          18,148
   Additional paid-in capital                                                    36,327,527      33,109,661
   Accumulated deficit                                                          (41,620,385     (16,586,531)
                                                                               ------------    ------------
                                                                                 (5,268,081)     16,541,313
   Less unamortized stock compensation                                                   --         (96,855)
                                                                               ------------    ------------
Total stockholders' equity                                                       (5,268,081)     16,444,458
                                                                               ------------    ------------
Total liabilities and stockholders' equity                                     $  2,485,214    $ 21,846,952
                                                                               ============    ============


See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                           YEAR ENDED JUNE 30
                                                         2001            2000
                                                     ------------    ------------
Sales, net of allowances and discounts               $ 13,588,808    $ 13,731,147
Cost of sales                                          10,081,975       9,446,400
                                                     ------------    ------------
                                                        3,506,833       4,284,747

Operating expenses and costs:
   Selling                                              3,198,681       2,184,748
   Administrative and general                           6,798,876       8,145,016
   Write-down for impairment of goodwill (Note 13)     12,624,635              --
   Depreciation and amortization                        5,082,898       2,120,084
   Write down of land and building (Note 4)               118,000         400,000
                                                     ------------    ------------
                                                       27,823,090      12,849,848
                                                     ------------    ------------
Loss from operations                                  (24,316,257)     (8,565,101)

Other income (expense):
   Interest expense                                      (717,597)       (770,866)
   Bridge loan origination fee (Note 9)                        --        (651,671)
   Troubled debt restructuring expense (Note 9)                --      (1,339,461)
   Interest income                                             --           9,012
                                                     ------------    ------------
                                                         (717,597)     (2,752,986)
                                                     ------------    ------------
Loss before income tax benefit                        (25,033,854)    (11,318,087)
Income tax benefit                                             --              --
                                                     ------------    ------------
Net loss                                              (25,033,854)    (11,318,087)
Deemed dividend on preferred stock (Note 7)                    --      (3,400,000)
                                                     ------------    ------------
Net loss for common stockholders                     $(25,033,854)   $(14,718,087)
                                                     ============    ============

Net loss for common stockholders per common share:
    Basic                                            $      (1.20)   $       (.91)
                                                     ============    ============
    Diluted                                          $      (1.20)   $       (.91)
                                                     ============    ============
Weighted average shares outstanding:
   Basic                                               20,858,325      12,482,101
                                                     ============    ============
   Diluted                                             20,858,325      12,482,101
                                                     ============    ============


See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                CONVERTIBLE
                               PREFERRED STOCK         COMMON STOCK
                               ---------------     ---------------------     ADDITIONAL                  UNAMORTIZED
                                         PAR                       PAR        PAID-IN       ACCUMULATED     STOCK
                               SHARES   AMOUNT     SHARES         AMOUNT      CAPITAL        DEFICIT     COMPENSATION      TOTAL
                               ------   ------     ------         ------     ----------     -----------  ------------      -----
Balance at June 30, 1999          --       --      9,800,195    $  9,800    $ 2,498,867    $(1,868,444)   $  (138,945)  $   501,278
   Shares issued for
     acquisition of
     Humboldt Industries          --       --      1,146,417       1,147      4,598,853             --             --     4,600,000
   Shares issued as
     origination fee for
     Bridge Loan                  --       --        153,334         153        651,518             --       (651,671)           --
   Shares issued for legal
     services (Note 8)            --       --          4,334           4         18,416             --             --        18,420
   Restricted stock issued
     to employees                 --       --        105,000         105        411,926             --       (412,031)           --
   Amortization of loan
     origination fee              --       --             --          --             --             --        651,671       651,671
   Stock issued for Bridge
     Loan origination fee
     refinancing                  --       --        275,000         275        482,735             --             --       483,010
   In the money feature of
     convertible debt
     issued in conjunction
     with Bridge Loan
     refinancing (Note 11)        --       --             --          --        626,452             --             --       626,452
   Shares issued to
     investors for cash           --       --        178,964         179        256,324             --             --       256,503
   Revocation of employee
     stock grant                  --       --        (10,000)        (10)       (11,240)            --          5,979        (5,271)
   Shares issued under
     subscription agreement       --       --      1,176,715       1,177      2,384,925             --             --     2,386,102
   Debt converted to stock        --       --        409,446         410        204,314             --             --       204,724
   Shares issued for the
     acquisition of
     Wellstone                    --       --        130,208         130        557,323             --             --       557,453
   Stock options issued
     for services (Note 8)        --       --             --          --      1,325,402             --             --     1,325,402
   Amortization of stock
     compensation                 --       --             --          --             --             --        448,142       448,142
   Shares issued for the
     acquisition of
     WeRPets.com, Inc             --       --        703,316         703      2,460,903             --             --     2,461,606
   Shares issued for the
     acquisition of
     Charterdure, Ltd.            --       --        400,000         400        724,600             --             --       725,000
   Shares issued for the
     acquisition of
     AllPets.com, Inc.            --       --      3,652,785       3,653      8,664,600             --             --     8,668,253

                       Pet Quarters, Inc. and Subsidiaries

                                   CONVERTIBLE
                                 PREFERRED STOCK      COMMON STOCK
                                -----------------  ---------------------    ADDITIONAL                   UNAMORTIZED
                                           PAR                    PAR        PAID-IN      ACCUMULATED        STOCK
                               SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL        DEFICIT      COMPENSATION     TOTAL
                              ---------    ------  -----------  --------   ------------   ------------   ------------ ------------
   Shares issued for legal
     services (Note 8)               --    $  --       22,069   $     22   $     39,978   $         --     $    --    $     40,000
   Convertible debenture
     discount and non-cash
     interest (Note 11)              --       --           --         --        350,000             --          --         350,000
   Issuance of convertible
     preferred stock             34,642       35           --         --      3,463,765             --          --       3,463,800
   Deemed dividend on
     convertible preferred
     stock                           --       --           --         --      3,400,000     (3,400,000)         --              --
   Net loss                          --       --           --         --             --    (11,318,087)         --     (11,318,087)
                              ---------    -----  -----------   --------   ------------   ------------     -------    ------------
Balance at June 30, 2000         34,640       35   18,147,783     18,148     33,109,661    (16,586,531)     96,855)     16,444,458

   Stock issued under
     line-of-credit
     agreement (Note 12)             --       --    2,904,659      2,905      1,233,925             --          --       1,236,830
   Issuance of common stock          --       --      238,095        238        499,762             --                     500,000
   Stock and options for
     services                        --       --    1,127,586      1,127        688,455             --          --         689,583
   Beneficial conversion
     feature associated
     with convertible
     debenture repricing
     (Note 11)                       --       --                                210,000             --                     210,000
   Conversion of
     debentures to common
     stock (Note 11)                 --       --    1,331,153      1,331        148,611             --                     149,942
   Amortization of stock
     compensation                    --       --                                                    --      96,855          96,855
   Warrant repricing                 --       --           --         --         88,434             --          --          88,434
   Issuance of additional
     shares pursuant to
     restricted stock
     agreement                       --       --      694,184        694           (694)            --          --
   Conversion of preferred
     stock to common stock       (4,077)      (4)     302,619        303           (299)            --
   Employee stock
     compensation expense            --       --           --         --        349,671             --          --         349,671
                                                                                                                      ------------
   Net loss                          --       --           --         --             --    (25,033,854)                (25,033,854)
                              ---------    -----  -----------   --------   ------------   ------------     -------    ------------
Balance at June 30, 2001         30,565    $  31   24,746,079   $ 24,746   $ 36,327,527   $(41,620,385)    $    --    $ (5,268,081)
                              =========    =====  ===========   ========   ============   ============     =======    ============


See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                             YEARS ENDED JUNE 30
                                                                              2001           2000
                                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                 $(25,033,854)   $(11,318,087)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                                             108,613         117,901
     Amortization of goodwill and intangibles                               4,974,285       2,002,183
     Write-down for impairment of goodwill                                 12,624,635
     Amortization of debt discount                                             58,956         310,000
     Beneficial conversion feature on convertible debt                             --         626,452
     Amortization of loan origination fees                                     81,951       1,134,681
     Amortization of stock compensation expense                                96,855         442,871
     Stock and options issued for services                                    689,583       1,383,822
     WellStone impairment write-down                                               --         557,453
     Bridge loan default penalty refinanced                                        --         230,000
     Write-down of land and building held for sale                            118,000         400,000
     Employee stock expense                                                   349,671              --
     Write-down of Allpets.com assets                                          33,618              --
     Warrant repricing expense                                                298,435              --
     Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                    108,726         (12,639)
       Inventories                                                            612,943         473,248
       Prepaid expenses                                                       632,425        (441,837)
       Other assets                                                           122,586        (146,886)
       Accounts payable                                                      (159,748)      1,201,009
       Accrued expenses                                                       114,457         231,431
                                                                         ------------    ------------
Net cash used in operating activities                                      (4,167,863)     (2,808,398)

INVESTING ACTIVITIES
Acquisition of Humboldt, net of cash                                               --      (4,446,927)
Cash acquired in stock acquisition of Allpets.com                                  --         412,444
Purchases of property, plant, and equipment                                  (138,221)       (104,467)
Purchases and development of web sites                                             --        (106,742)
                                                                         ------------    ------------
Net cash used in investing activities                                        (138,221)     (4,245,692)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                      1,736,829       2,642,605
Proceeds from issuance of preferred stock                                          --       2,055,300
Proceeds from debt issuances, net of repayments made                        2,405,127       2,482,587
                                                                         ------------    ------------
Net cash provided by financing activities                                   4,141,956       7,180,492
                                                                         ------------    ------------
Net increase (decrease) in cash and cash equivalents                         (164,128)        126,402
Cash and cash equivalents at beginning of period                              164,128          37,726
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $         --    $    164,128
                                                                         ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $    244,567    $    435,504
                                                                         ============    ============


See notes to consolidated financial statements.

                       Pet Quarters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 June 30, 2001



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Pet Quarters, Inc. and subsidiaries (the Company) was organized under the laws of the state of Arkansas on May 22, 1997. The Company sells pet supplies to both retail and wholesale customers through catalogs and e-commerce. In August 1999, the Company purchased Humboldt Industries whose primary business was catalog sales. As a result of this acquisition, the Company is combining a traditional catalog company with offerings to its customer's information on pet ownership and merchandise through the Internet.

The company has sold common stock in offerings that were exempt from registration with the Securities and Exchange Commission (SEC). The company's common stock is currently traded on the OTC Bulletin Board.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include Chartendure Limited, WeRPets.com, Inc., PQ Acquisition Company, Inc. (the survivor of Humboldt and Maplewood acquisitions), Wellstone Acquisition Corporation and Allpets.com, Inc. (see Note
3).

All significant intercompany balances and transactions have been eliminated in consolidation.

CASH

The Company considers all highly liquid instruments with a maturity date of three months or less to be cash equivalents.

At June 30, 2001, checks outstanding totaling $134,225 in excess of funds available in the bank were reclassified to accounts payable.

INVENTORIES

Inventories are valued at the lower of cost, principally determined by the first-in, first-out method, or market. Inventories at June 30, 2001 and 2000, consist principally of pet and some craft supplies purchased for wholesale and retail sale.

                       Pet Quarters, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five years for furniture and equipment to thirty-nine years for buildings and improvements. The land and building located in Lonoke, Arkansas are held for sale and have been written down to the expected sales price and are not currently being depreciated.

INCOME TAXES

The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income.

STOCK-BASED COMPENSATION

The company records stock based compensation using provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the recent Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25.

GOODWILL

The excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions ("goodwill") was being amortized on a straight-line basis over their estimated lives, 2 to 5 years. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected undiscounted net cash flows of the related business unit. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated lives, of 5 years. Intangible assets at June 30, 2001 and 2000 consist primarily of web-site development costs and trademarks.

                       Pet Quarters, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses advertising costs, other than direct response advertising, as they are incurred. Advertising expenses of approximately $2,904,680 and $1,866,330 were incurred for the years ended June 30, 2001 and 2000, respectively.

The Company accounts for catalog costs in accordance with Statement of Position 93-7, "Reporting on Advertising Costs", in connection with the marketing of their direct response product catalogs. The cost to produce mail catalogs are amortized over the period of benefit, which is less than one year using the ratio of current period revenue to the total current and estimated future period revenues. Because of the uncertainties noted in Note 2, management determined that the reliability of the direct response advertising at June 30, 2001 was doubtful and, accordingly charged $294,000 to expense. Capitalized direct response advertising costs at June 30, 2000 was $631,000.

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

SHIPPING AND HANDLING

Fees received from shipping and handling activities are included as revenue. Costs incurred for shipping and handling is included as a component of cost of goods sold.

                       Pet Quarters, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

The Company accounts for any impairment of its long-lived assets, including goodwill, using Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement has been amended by SFAS No. 137 and 138 and is effective for fiscal years beginning after June 15, 2000 and was adopted by the Company for the period beginning July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives will be recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations, financial position, or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 in the current year. The impact was not material to the financial position or results of operations of the Company.

                       Pet Quarters, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS 142 on July 1, 2002.

The Company does not anticipate that the adoption of SFAS 141 and 142 will have a material effect on their financial statements given the write-off of goodwill at June 30, 2001. See Note 13.

RECLASSIFICATIONS

To conform to the 2001 presentation, certain accounts for 2000 have been reclassified. The reclassifications had no effect on net loss for 2000.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions may include but are not limited to utilizing the Equity Line of Credit, a strategic partnership or acquisition that would provide the Company with the necessary capital, or sale of certain assets. However, there are no assurances that management will be able to secure additional equity capital or complete any other strategic transactions that will permit the Company to meet its current obligations. During

                       Pet Quarters, Inc. and Subsidiaries

2. GOING CONCERN UNCERTAINTY (CONTINUED)

the year ended June 30, 2001, the equity line of credit did not provide significant liquidity to the Company due to the decline in the Company's stock price and may not be used in the future for additional financing. If the Company is unable to obtain additional financing or equity capital, management may be required to reduce its operations, curtail the development of additional markets and customers, and sell or dispose of assets; all of which may have material adverse effects on the Company's financial position and future results of operations.

3. ACQUISITIONS

HUMBOLDT AND MAPLEWOOD

On August 1, 1999, the Company acquired 100% of the outstanding stock of Humboldt Industries, Inc. and Maplewood Industries, Inc., both of Hazleton, Pennsylvania, for $4.6 million cash and 1,146,417 shares of the Company's common stock valued at $4.6 million on the date of the acquisition. The acquisition was financed through a bridge loan in the amount of $4.6 million. This bridge loan was extended in November 2000 and subsequently repaid in February and May 2000. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $8.3 million of goodwill. Goodwill was being amortized over a five-year life.

During the quarter ended June 30, 2001, the Company determined that the remaining goodwill in the amount of $5,144,423 associated with this acquisition was impaired and not recoverable from estimates of future discounted cash flows. Accordingly, the remaining unamortized goodwill was written-off at June 30, 2001. See Note 13.

WELLSTONE ACQUISITION CORPORATION

On March 6, 2000, the Company acquired all of the outstanding stock of Wellstone Acquisition Corporation (Wellstone) in exchange for 130,208 shares of the Company's common stock, valued at $557,453 ($4.28 per share) on the date of acquisition. In addition, the Company paid professional and legal fees of $225,000 in conjunction with this transaction.

The acquisition was made pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. This rule allows nonreporting entities to acquire fully reporting entities and thereby become fully reporting. The Company made

                       Pet Quarters, Inc. and Subsidiaries

3. ACQUISITIONS (CONTINUED)

this acquisition in order to become fully reporting. It was subsequently determined that the Company could not utilize rule 12g-3(a) to become fully reporting. The Company has not identified an alternative use for Wellstone and has therefore expensed the entire cost of $782,453 during the year ended June 30, 2000 as a component of general and administrative expense.

WERPETS.COM

On April 27, 2000, the Company acquired WeRPets.com, Inc. for 703,316 shares of the Company's common stock, valued at $2,461,606 ($3.50 per share) on the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $2.5 million of goodwill. Goodwill was being amortized over a three-year life. At March 31, 2001, the Company determined that the remaining unamortized goodwill in the amount of $1,951,904 associated with this acquisition was impaired and therefore expensed the remaining amount. See Note 13.

CHARTENDURE

On May 1, 2000, the Company acquired Chartendure, Ltd., a company organized under the laws of the United Kingdom, for 400,000 shares of the Company's common stock, valued at $725,000 ($1.81 per share) on the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $725,000 of goodwill. Goodwill is being amortized over a two-year life. At March 31, 2001, the Company determined that the remaining unamortized goodwill in the amount of $483,333 associated with this acquisition was impaired and therefore expensed the remaining amount. See Note 13.

ALLPETS.COM

On May 30, 2000, the Company acquired AllPets.com, Inc. through the exchange of 3,652,785 shares of the Company's common stock and 1,105,230 stock options. The stock and stock options exchanged were valued based on the closing price of $1.875 on May 30, 2001, resulting in a purchase price of $8.6 million. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $7.9 million of goodwill. Goodwill is being amortized over a three-year life. In addition to the shares exchanged above, the Company could have been required to issue up to 1,189,479 additional shares of common stock if contingencies related to the achievement

                       Pet Quarters, Inc. and Subsidiaries

3. ACQUISITIONS (CONTINUED)

of certain stock price appreciation targets and listing of the Company's stock on the NASDAQ were achieved. These contingencies expired as of April 7, 2001 and July 10, 2001 without additional shares being issued. During the quarter ended June 30, 2001, the Company determined that the remaining goodwill in the amount of $5,047,808 associated with this acquisition was impaired and not recoverable from estimates of future discounted cash flows. Accordingly, the remaining unamortized goodwill was written-off at June 30, 2001. See Note 13.

The operations of the acquired companies have been consolidated with the operations of the Company beginning with the respective purchase dates. Pro forma unaudited information, which includes goodwill amortization and bridge loan interest expense, as if these acquisitions occurred as of July 1, 1999, is as follows:

                                                       YEAR ENDED JUNE 30,
                                                              2000
                                                       --------------------
                                                           (Unaudited)
Sales                                                     $ 14,989,098
Cost of sales                                              (10,293,722)
Operating expenses                                         (18,488,920)
Other expenses                                              (2,687,416)
                                                          ------------
Net loss                                                  $(16,480,960)
                                                          ============

The above pro forma unaudited information does not purport to be indicative of the results which actually would have occurred had the acquisitions been made at the July 1, 1999.

4. LAND AND BUILDING HELD FOR SALE

The Company has offered for sale its warehouse and office in Lonoke, Arkansas, which is currently used as the corporate offices for the Company. A prior purchase offer for the facilities expired in fiscal 2001. As a result of the prior contract the Company had recorded in the year ended June 30, 2000 a write-down to the carrying value of the land and building to $500,000.

                       Pet Quarters, Inc. and Subsidiaries

4. LAND AND BUILDING HELD FOR SALE (CONTINUED)

The Company entered into a new agreement on September 19, 2001 for net proceeds of $382,000. The Company expects to close the sale in October 2001. Based on this sales contract, an additional write-down in the carrying value of the land and building of $118,000 was recorded during the year ended June 30, 2001.

5. RELATED PARTY TRANSACTIONS

At June 30, 2001 and 2000, the Company had $80,000 and $140,000, respectively, in notes payable to Ammonia Hold, Inc., a principal shareholder of the Company. The notes are due on demand with an interest rate of 8%. The notes payable are unsecured.

At June 30, 2001 and 2000, the Company had $287,390 and $250,178 of notes payable to employees and a founder of the Company. The notes are due on demand with interest rates of 8% - 10%. The notes are secured by a second lien on the property located in Lonoke, Arkansas. At June 30, 2000, the Company had a note payable in the amount of $225,000 to a trust for which a principal shareholder acted as a Trustee. At June 30, 2001, the principal shareholder was no longer the Trustee. The Company had a note payable of $175,000 to this Trust which is classified in notes and capital leases payable.

At June 30, 2001, a director of the Company was owed $239,000. This debt was issued pursuant to the participating loan agreement and is classified with the other participating debt holders for financial statement disclosure purposes.

During the year ended June 30, 2001, the Company issued 158,875 options and committed to issue 305,325 shares of common stock to a director and consultant to the Company for services performed. The Company also issued 1,000,000 shares of common stock to a founder of the Company for services performed. These options and stock grant issuances were recorded in accordance with FASB Statement 123, "Accounting for Stock-Based Compensation" (Note 8).

The former stockholders of Humboldt Industries lease a building to the Company. Taxes, insurance and maintenance expenses related to the facility are paid by the Company. Rent expense on the facility aggregated $240,000 for the year ended June 30, 2001. Future minimum lease payments are $240,000 per year through July 31, 2004.

                       Pet Quarters, Inc. and Subsidiaries

5. RELATED PARTY TRANSACTIONS (CONTINUED)

In November 1997, the Company issued 1,777,500 shares of its common stock, with a fair value of $888,750, to acquire the land and building in Lonoke, Arkansas from Ammonia Hold, Inc., a company owned by a principal shareholder of the Company. As a part of the exchange an option to repurchase the building for the original sales price was granted. This option expired June 8, 1999.

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                      JUNE 30
                                                              2001              2000
                                                        ----------------  ----------------
Deferred tax assets:
   Amortization of stock compensation                   $        150,576         $ 150,576
   Net operating loss carryforward                             6,002,600         4,055,311
   Other                                                          45,092                --
                                                        ----------------  ----------------
Total deferred tax asset                                       6,198,268         4,205,887

Deferred tax liabilities
   Inventory reserve                                                  --          (204,000)
   Prepaid catalog costs                                        (101,660)         (216,725)
                                                        ----------------  ----------------
Total deferred tax liability                                    (101,660)         (420,725)
                                                        ----------------  ----------------
Net deferred tax asset                                         6,096,608         3,785,162
Valuation allowance                                           (6,096,608)       (3,785,162)
                                                        ----------------  ----------------
                                                        $             --  $             --
                                                        ================  ================


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

                       Pet Quarters, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

At June 30, 2001, the Company has net operating loss carryforwards estimated to be approximately $17.6 million for income tax purposes that expire in years 2013 through 2020. The Company's income tax returns have not been finalized and there may be adjustments to the amount of the carryforwards when the returns are completed. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. It is management's belief that a change in ownership, which would trigger the Section 382 limitations, has not occurred. However, a valuation allowance has been established for the entire net deferred tax assets until such time as it is more likely than not that the deferred tax assets will be realized.

No income taxes were paid in 2001 and 2000. The effective tax rate for the years ended June 30, 2001 and 2000 is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

7. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. On May 9, 2000, the Company designated 50,000 share of preferred stock as Series A Convertible Preferred Stock (Series A Stock). The Company subsequently issued 34,642 shares of Series A Stock for total consideration of $3,464,200, consisting of $2,055,700 in cash and $1,408,500 as payment on the bridge loan (see Note 9). The acquisition of these bridge loan interests effectively retired an equivalent amount of principal on the bridge loan. The Series A Stock has the following terms, rights, and privileges:

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

                       Pet Quarters, Inc. and Subsidiaries

7. PREFERRED STOCK (CONTINUED)

     d) Conversion - At any time, holders of the Series A Stock may convert all or a portion of those shares into a number of shares of common stock, computed by multiplying the number of shares to be converted by $100 and dividing the result by the conversion price. The conversion price is equal to $1.3816. The conversion price may be adjusted from time to time to account for any stock splits, stock dividends, recapitalizations, mergers, and assets sales, below market issuances of stock or similar events.

A preferred stock deemed dividend in the amount of $3.4 million was recorded for the year ended June 30, 2000 to reflect the intrinsic value of the beneficial conversion feature available to preferred shareholders and the fair value of the associated warrants at the date of issuance. Management anticipates the Company will have to request shareholders to approve an increase in authorized shares.

During the year ended June 30, 2001, 4,077 shares of preferred stock were converted into 302,619 common shares.

8. COMMON STOCK

There are 40,000,000 shares of $.001 par value common stock authorized of which 24,746,079 and 18,147,783 shares were outstanding at June 30, 2001, respectively. At June 30, 2001 the Company had 10,112,923 common shares reserved for issuance in connection with the Equity Line-of-Credit (1,487,981), Series "A" Preferred Stock (2,224,942), Management Incentive Plan (3,900,000) and the Employee Equity Participation Incentive Plan (2,500,000).

The Company has two stock-based compensation plans. On June 6, 2000, the Company's Board of Directors gave approval to the establishment of a Management Incentive Plan under which up to 3.9 million shares of the Company's common stock or common stock options can be granted to key employees, consultants and directors at the fair value at date of grant. As of June 30, 2001, the Company has granted options for 1,332,500 shares of common stock pursuant to this plan and issued stock grants for 3,280,000 common shares. On September 1, 2000 the Company's Board of Directors gave approval to the establishment of an Employee Equity Participation Incentive Plan under which stock grants and stock options can be granted to key employees, consultants and directors. Up to 2.5 million shares may be granted under the plan. As of June 30, 2001, options for 1,313,950 shares of common stock have been granted under this plan and stock grants for 1,523,550 shares. As noted below, management and a consultant have waived certain

                       Pet Quarters, Inc. and Subsidiaries

8. COMMON STOCK (CONTINUED)

provisions of past grants under both plans. This has resulted in 2,031,400 of prior stock option awards not being available for exercise of which 1,606,400 were granted pursuant to the two plans noted above.

Of the grants of 4,803,550 shares of common stock noted above,1,523,550 shares were issued after June 30, 2001 and 2,250,000 will be issued upon the shareholders approval of an increase in the authorized common shares available for issuance at the next shareholder meeting. These shares are not reflected in the total shares outstanding as shown in the consolidated balance sheet at June 30, 2001.

On March 28, 2001, the Board of Directors approved a modification to the existing option plans of management and a consultant whereby management and the consultant waived those provisions in each option agreement requiring the Company to reserve an adequate number of authorized shares. This was done in order to increase the authorized shares that could be utilized for issuance in conjunction with financing activities that were planned. In consideration for the waiver, management and the consultant received a new option grant for 25% of the options currently granted to each individual at the closing stock price on March 28, 2001 of $0.078. The total option shares subject to the optionee's waivers were 2,031,400 and the new shares granted totaled 507,850. This modification represents a modification to the terms of the original award, which requires the recording of compensation expense for both the past awards and the new awards that were granted on March 28, 2001. Total compensation expense recognized in conjunction with these awards was $77,000 for the year ended June 30, 2001. Shareholder approval to increase the number of shares authorized for issuance is required before any of the prior or new awards issued to management can be exercised.

On March 28, 2001 the Board authorized common stock to be issued to management and a consultant in the amount of 75% of the current number of shares subject to stock options granted to each individual. 50% of the shares vest when the share price closes above $0.15 and the other 50% are granted when the common stock closes at $0.20. The total stock grants were 1,523,550 shares and were issued from the Employee Equity Participation Incentive Plan. During the 4th quarter the share price closed above the target prices of $0.15 and $0.20. Accordingly, compensation expense in the amount of $266,621 was recognized based on the fair value at the date the performance measures were achieved.

                       Pet Quarters, Inc. and Subsidiaries

8. COMMON STOCK (CONTINUED)

During the year ended June 30, 2000, the Company granted an option award to purchase 200,000 shares of common stock and made stock grants to employees totaling 105,000 common shares.

Total compensation cost for stock awards and grants issued to employees, net of cancellations, was approximately $350,000 and $443,000 for the years ended June 30, 2001 and 2000, respectively.

The Company has exchanged common stock, or common stock options for a variety of services. The Company records the cost associated with these transactions in accordance with FASB Statement 123 "Accounting for Stock-Based Compensation". For the years ended June 30, 2001 and 2000 the Company recognized approximately $689,000 and $1,384,000 of expense for these services.

The following table summarizes the stock option activity under the Company's Management Incentive and Employee Equity Participation Plan's and other employee options granted:

                                                                             WEIGHTED AVERAGE
                                                     SHARES                  PRICE PER SHARE
                                           --------------------------   -------------------------
                                              2001           2000           2001         2000
                                           -----------    -----------   -----------   -----------
Outstanding at beginning of year             1,565,000        225,000          1.77   $      1.13
Granted                                      1,506,450      1,340,000           .38          1.88
Exercised                                           --             --                          --
Canceled                                       (13,000)            --           .60            --
                                            ----------    -----------
Outstanding at end of year                   3,058,450      1,565,000          1.07          1.77
                                            ==========    ===========

Exercisable at end of year                   1,055,350        875,000           .38          1.68
                                            ==========    ===========

Pursuant to the provisions of SFAS No. 123 "Accounting for Stock-based Compensation," the Company has elected to continue using the intrinsic-value method of accounting for fixed stock-based awards to employees.

Pursuant to SFAS No. 123 pro forma net earnings per share has been determined as if the Company had accounted for its stock options and warrants under the fair value method. The fair values of these options and warrants were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended 2001 and 2000, respectively; risk-free interest rates of 6.0% and 6.0%; expected dividend yields of 0% for each year presented: volatility factors of the

                       Pet Quarters, Inc. and Subsidiaries

8. COMMON STOCK (CONTINUED)

expected market price of the Company's Common Stock of 100 and 100; and a weighted-average life of the options and warrants of seven years in 2001 and 2000. The weighted-average fair value of the options and warrants granted in 2001 and 2000 was $.32 and $0.96, respectively.

For purpose of pro forma disclosures, the estimated fair value of stock options and warrants is not material to the consolidated financial statements for the years ended June 30, 2001 and 2000.

CONTINGENT STOCK TO BE ISSUED

During the fourth quarter of 2001, the Company raised approximately $2 million of financing. In order to complete this financing, the Company agreed to provide the lenders with an origination fee payable in common stock of the Company. The total stock origination fee issuable at June 30, 2001 is 5,606,570 shares of common stock. The issuance of these shares is subject to the Company's shareholders giving approval to increase the number of common shares the Company is authorized to issue and the filing of a registration statement. If the Company is not successful in increasing the number of shares authorized for issuance then the origination fees would be payable in cash. The Company recorded a debt discount in the amount of $679,664, which is the number of shares potentially issuable times the closing stock price on the date the each debt agreement was signed. The Company has initially recorded these origination fees payable as a current liability subject to authorization by the shareholders to increase the number of shares outstanding. Once shareholder approval is obtained this amount will be reclassified as additional paid-in capital. The discount is being amortized over the term of the debt, which is generally eighteen months.

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

                       Pet Quarters, Inc. and Subsidiaries

8. COMMON STOCK (CONTINUED)

On March 15, 2000 the Company issued warrants to purchase 1,320,000 shares of common stock at an average purchase price of $3.92 in conjunction with the $25 million Equity Line of Credit. The warrants are immediately exercisable and will expire three years from the date of issuance. These warrants were accounted for as a cost of capital and were recorded as equity.

On May 2, 2000 the Company issued warrants to purchase approximately 75,000 shares of common stock at an average purchase price of $2.07 in conjunction with the $1 million Convertible Debenture. The warrants are immediately exercisable and will expire three years from the date of issuance. The fair value of these warrants was accounted for as a discount on the debt issued and was amortized as interest expense over the term of the agreement.

On May 8, 2000 the Company issued warrants to purchase 3,464 shares of Series A Convertible Preferred Stock at an exercise price of $100 per share. The shares may be converted into a maximum of 250,724 shares of common stock. The warrants are immediately exercisable and will expire three years from the date of issuance. (See Note 7.)

9. BRIDGE LOAN

The Company borrowed $4.6 million from the Sun Valley Trust (the Trust) on July 30, 1999 to acquire Humboldt Industries (see Note 3). Both unaffiliated individuals and entities and affiliated individuals contributed money to the Trust. Individuals affiliated with the Company accounted for $1,023,000 of the $4.6 million. The Company issued 153,334 shares of its common stock (valued at $651,671, or $4.25 per share, the closing price on July 30, 1999) to the Trust as an origination fee. The Company amortized the fair value of these shares over the initial two-month period of the loan.

The Bridge Loan was secured by all of the outstanding shares of stock of both Humboldt and Maplewood. The original note was payable in full on October 1, 1999. The Company failed to make the required payment, and shortly thereafter, the trustee attempted to foreclose on the collateral.

On November 10, 1999, the Company executed an extension of the bridge loan. In addition, a 5% penalty of $230,000 was added to the outstanding principal amount of the note, resulting in an outstanding principal balance of $4,830,000. After negotiation, the

                       Pet Quarters, Inc. and Subsidiaries

9. BRIDGE LOAN (CONTINUED)

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

In connection with the extension of the bridge loan, the Company was also required to pay interest, attorney fees, and associated expenses of the trustee in the amount of $204,723. These funds were borrowed from related parties through the issuance of two convertible notes for $102,361 each. These notes were convertible into common stock of the Company at a rate of $.50 of debt for each share of common stock. On January 27, 2000, both of the notes were converted into a total of 409,446 shares of common stock of the Company.

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

                       Pet Quarters, Inc. and Subsidiaries

10. NOTES AND CAPITAL LEASES PAYABLE

                                                                                                 JUNE 30
                                                                                           2001             2000
                                                                                        ------------    ------------
Short-term line-of-credit agreement with a bank at an interest rate of 9.5%
   This note payable is due on July 12, 2001 and is secured by the stock of
   PQ Acquisition Corporation.                                                          $  1,420,000    $         --

Twelve  notes  payable  to  individuals  issued  pursuant  to  a  master  loan agreement. The loans bear interest at a rate of 8.5%. Interest is due quarterly and the loans mature December 1, 2002. The loans are collateralized
   by a second lien on the stock of PQ Acquisition Corporation.                            1,176,028              --

Note payable to an individual pursuant to a master loan agreement. The loan bears interest at a rate of 8.5%. Weekly payments of $20,000 are due until principal and interest is paid with final repayment on December 1, 2002. The loan is collateralized by a second lien on the stock of PQ Acquisition
   Corporation.                                                                            1,000,000              --

Secured note payable to an individual's profit sharing plan with an interest rate of 10%. Interest payments are due quarterly and the note matures on
   November 22, 2001. If all interests payments are made on a timely basis, the
   Company has the option of extending the note for an additional year under the
   same terms. The note is secured by the land and building held for sale.                   200,000              --

Note payable to an individual  with an interest rate of 9%. The note is due in four weekly  payments of $25,000,  plus  interest,  with final  maturity in
   July 2001.                                                                                100,000

Demand note to a Trust with an interest rate of 10%. The note is secured by a
   second lien on the land and building located in Lonoke, Arkansas.                         175,000

Unsecured demand note to an individual. The note bears interest at a rate of
   8%.                                                                                        21,600              --

Unsecured note payable to Pine Tree Management Corporation with variable interest of prime minus 1% (7% at June 30, 2001), interest payable quarterly beginning September 10, 1999 with $45,000 principal payment due September 15,
   2000 and 2001.                                                                             45,000          90,000

Capital lease payable to a leasing company due in monthly installments of
   $5,096. Repaid in 2001.                                                                        --         153,147

Capital lease payable to a leasing company due in monthly installments of
   $3,332. Repaid in 2001                                                                         --         143,552

Debt discount (1)                                                                           (597,713)             --
                                                                                        ------------    ------------
                                                                                           3,539,915         386,669
Less current portion                                                                       1,618,248         125,763
                                                                                        ------------    ------------
                                                                                        $  1,921,667    $    260,936
                                                                                        ============    ============

                       Pet Quarters, Inc. and Subsidiaries

10. NOTES AND CAPITAL LEASES PAYABLE (CONTINUED)

Maturities of notes payable for years ending June 30 are as follows:

          2002                             $   1,618,248
          2003                                 1,921,667
                                           -------------
                                           $   3,539,915
                                           =============

(1) In connection with the issuance of the notes payable to individuals in April - June 2001, the Company agreed to provide the lenders with an origination fee payable in common stock of the Company. The total stock issuable at June 30, 2001 is 5,606,570 shares of common stock. The issuance of these shares is subject to the Company's shareholders giving approval to increase the number of common shares the Company is authorized to issue and the filing of a registration statement. If the Company is not successful in increasing the number of shares authorized for issuance then the origination fees would be payable in cash. The Company recorded a debt discount in the amount of $679,664 which is the number of shares potentially issuable times the closing stock price on the date each debt agreement was signed. The Company has initially recorded these origination fees payable as a current liability subject to authorization by the shareholders to increase the number of shares outstanding. Once shareholder approval is obtained this amount will be reclassified as additional paid-in capital. The discount is being amortized over the term of the loans, which is generally eighteen months. At June 30, 2001, the remaining unamortized debt discount was $597,713 and the associated principal balances were $2,276,028. These amounts are included in the schedule of notes and capital leases above.

The Company has a $1,450,000 line of credit agreement, which expires July 12, 2001. At June 30, 2001 there was $1,420,000 outstanding under this agreement. This line of credit was refinanced subsequent to year end (see Note 17).

Capital leases totaling $269,699 were paid-off in 2001.

11. CONVERTIBLE DEBENTURE

On May 5, 2000, the Company borrowed $1,000,000 pursuant to the terms of a 6% convertible debenture. The debenture was convertible, at the option of holder, into a minimum of 666,666 shares of the Company's common stock at a rate of $1.50 per share or 85% of the average price of the lowest three days during the last twenty-two days prior to notice of the conversion. The proceeds from the debenture were used to retire the

                       Pet Quarters, Inc. and Subsidiaries

11. CONVERTIBLE DEBENTURE (CONTINUED)

bridge loan (see Note 9). Non-cash interest expense in the amount of $290,000 was recorded during the year ended June 30, 2000 due to the beneficial conversion feature included in this debenture. In conjunction with this debenture, the Company issued stock purchase warrants for the purchase of up to 75,172 shares of common stock at an average exercise price of $2.07 per share. The estimated fair value of these warrants totaling $60,000 was recorded as a debt discount and amortized over six months beginning May 5, 2000.

On November 5, 2000, this convertible debenture was extended for six months. In conjunction with this extension the Company recognized non-cash interest expense in the amount of $210,000 due to the beneficial conversion feature included in the debenture. In addition, the Company repriced certain warrants held by the debt holder. This resulted in a debt discount in the amount of $88,434. This discount was amortized over six months beginning November 5, 2000.

During the year ended June 30, 2001, $149,942 of this loan was converted to common shares. The balance of the loan plus accrued interest was paid in full on May 18, 2001.

12. EQUITY LINE OF CREDIT AGREEMENT

On March 15, 2000, the Company entered into an equity line of credit agreement with Splendid Rock Holdings, Ltd., whereby the Company may sell or "put", from time to time, up to an aggregate of $25 million of common stock at a price equal to 85% of the average market price of the common stock as defined by the Line of Credit Agreement. The maximum dollar amount of shares that may be put is subject to certain volume and timing restrictions. Through June 30, 2001, the Company had issued 2,904,659 shares of common stock pursuant to this agreement for a total of approximately $1.2 million.

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

                       Pet Quarters, Inc. and Subsidiaries

13. GOODWILL IMPAIRMENT

The Company performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company's current operations as well as the general decline of internet company valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded charges of $2.6 million and $10 million to reduce goodwill during the third and fourth quarters of 2001, respectively, based on the amount by which the carrying amount of these assets exceeded their estimated fair value. The write down is related to the goodwill in both the internet and catalog segments associated with the acquisitions of Chartendure, WeRPets.com, AllPets.com and Humboldt. The charge is included in the caption "write-down for impairment of goodwill" in the accompanying Statements of Operations. Fair value was determined based on discounted future cash flows for the remaining period of amortization of the related goodwill. The assumptions supporting the estimated future cash flows reflect management's best estimates.

Management will continue to evaluate its long-term assets and intangibles for recoverability on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 121.

                       Pet Quarters, Inc. and Subsidiaries

14. SEGMENT DISCLOSURES

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment-internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. The following table presents information on the operating segments for the years ended June 30, 2001 and 2000:

                                                            YEARS ENDED JUNE 30
                                                          2001              2000
                                                     --------------    --------------
Net sales:
   Internet                                          $    1,854,066    $      650,759
   Catalog                                               11,734,742        13,080,388
                                                     --------------    --------------
                                                     $   13,588,808    $   13,731,147
                                                     ==============    ==============
Loss from operations:
   Internet                                          $  (14,082,424)   $   (6,676,943)
   Catalog                                              (10,233,833)       (1,888,158)
                                                     --------------    --------------
                                                     $  (24,316,257)   $   (8,565,101)
                                                     ==============    ==============
Assets:
   Internet                                          $    1,059,677    $   13,697,272
   Catalog                                                1,425,537         8,149,680
                                                     --------------    --------------
                                                     $    2,485,214    $   21,846,952
                                                     ==============    ==============


Although the Company sells the same product at the same price through the internet and catalog segments, the manner of selling is different with the internet segment having a potential for a much broader distribution with far more customers than can be reached through the traditional catalog distribution. Revenues by geographical location of customer are not practical to determine.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

- Cash and cash equivalents, accounts receivables, accounts payables, and notes payable to related party - The carrying amount approximates fair value because of the short maturity of these instruments.

- Long-term notes and capital leases payable - At June 30, 2001, it is not practical for the Company to determine the estimated fair value of long-term notes and capital leases payable due to the Company's current financial condition.

                       Pet Quarters, Inc. and Subsidiaries

16. EARNINGS PER SHARE

The following table sets for the computation of basic and diluted earnings per share (EPS):


                                                                                    YEARS ENDED JUNE 30
                                                                                 2001              2000
                                                                            --------------    --------------
Numerator:
   Net loss and numerator for basic and diluted loss per share              $  (25,033,854)   $  (11,318,087)
                                                                            ==============    ==============

Denominator:
   Denominator for basic earnings per share-weighted-average shares             20,858,325        12,482,101
   Employee stock options                                                               --                --
   Warrants                                                                             --                --
   Contingent shares                                                                    --                --
                                                                            --------------    --------------
   Dilutive potential common shares                                                     --                --
   Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions                            20,858,325        12,482,101
                                                                            ==============    ==============
Basic loss per share                                                        $        (1.20)   $        (0.91)
                                                                            ==============    ==============
Diluted loss per share                                                      $        (1.20)   $        (0.91)
                                                                            ==============    ==============


The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

17. SUBSEQUENT EVENTS

On July 12, 2001 the Company refinanced their $1,420,000 line of credit into a term note. The note is due in 24 monthly installments of $65,000 beginning August 17, 2001 through July 17, 2003 at a rate of 8.5%. This loan is collateralized by the stock of PQ Acquisition Corporation (Humboldt) and equipment, hardware, software and intangibles located in Hazleton, PA. This loan is guaranteed by an investor and founder of the Company.

Subsequent to June 30, 2001 the Company secured additional financing in the amount of $1,450,000. A $1,000,000 note bears interest at a rate of 8.25% and requires weekly payments of $50,000. There was a loan origination fee payable in the issuance 3,000,000 shares of common stock. This loan is collateralized by a third lien on the stock of PQ Acquisition Corporation. The 3,000,000 shares will only be issued if the shareholder's vote to increase authorized shares outstanding and the shares are registered and declared effective by the Securities and Exchange Commission. However, if the shareholder's do

                       Pet Quarters, Inc. and Subsidiaries

17. SUBSEQUENT EVENTS (CONTINUED)

not vote to increase authorized shares, then the loan origination fee of $375,000 is payable in cash. A six-month note in the amount of $450,000 was issued at a rate of 8.25% and the funds were used for working capital and reduction of debt. This loan is collateralized by a third lien on the stock of PQ Acquisition Corporation.

                                  EXHIBIT INDEX

         3.1      Articles of Incorporation, as amended, of Pet Quarters, Inc.
                  (Incorporated by reference from the registrant's Form
                  10SB-12g, filed on December 10, 1999)

         3.2      Articles of Amendment of Pet Quarters, Inc., dated May 8,
                  2000, designating the Series A Convertible Preferred Stock.
                  (Incorporated by reference from the registrant's Form S-1, filed on June 8, 2000)

         3.3 Bylaws of Pet Quarters, Inc. (Incorporated by reference from the registrant's Form 10SB-12g, filed on December 10, 1999)

         10.1     Loan Agreement, dated August 13, 2001, by and between Pet
                  Quarters, Inc. and Z Capital, Inc. (Incorporated by reference from the registrant's Current Report on Form 8-K, filed on September 11, 2001)

         10.2 Promissory Note and Security Agreement (Incorporated by reference from the registrant's Current Report on Form 8-K, filed on September 11, 2001)

         10.3     Loan Agreement, dated May 15, 2001, by and between Pet
                  Quarters, Inc. and Z Capital, Inc. (Incorporated by reference from the registrant's Current Report on Form 8-K/A, filed on August 28, 2001)

         9.2 Participating Loan Agreement, dated May, 14, 2001, by and among Pet Quarters, Inc. and the lenders party thereto.
                  (Incorporated by reference from the registrant's Current
                  Report on Form 8-K/A, filed on August 28, 2001)

         21.1     Subsidiaries of Pet Quarters, Inc.

         23.1     Consent of Ernst & Young LLP