Form 10QSB
period 2001-09-30
PET QUARTERS INC
filed 2001-11-14
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

   ( )            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
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


            221 W. Second St., Suite 627, Little Rock, Arkansas 72201
                    (Address of principal executive offices)

                                 (501) 707-0360
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,395,244

Transitional Small Business Disclosure Format (Check one): Yes  ( ) No (X)

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiaries at September 30, 2001 and June 30, 2001, and the statements of operations and cash flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002.

                       PET QUARTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30        JUNE 30
                                                         2001             2001
                                                     ------------    ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash                                              $          0    $          0
   Accounts receivable                                     86,431          66,882
   Inventories                                          1,060,620       1,061,059
   Prepaid expense                                        420,865           5,000
   Land and building held for sale                        382,000         382,000
   Other current assets                                    52,569          28,591
                                                     ------------    ------------
Total current assets                                    2,002,485       1,543,532
                                                     ------------    ------------
Property, plant and equipment:
     Land                                                      --              --
     Buildings and improvements                            78,328          69,406
     Furniture and equipment                              639,855         644,134
                                                     ------------    ------------
                                                          718,183         713,540
Less accumulated depreciation                            (229,089)       (201,827)
                                                     ------------    ------------
                                                          489,094         511,713
Goodwill, net of accumulated amortization and
Write-downs of $19,325,000 at June 30, 2001                     0               0

Intangible assets, net of accumulated amortization        388,647         429,969
                                                     ------------    ------------
Total assets                                         $  2,880,226    $  2,485,214
                                                     ============    ============


            See Notes to Condensed Consolidated Financial Statements

                                                                   SEPTEMBER 30       JUNE 30
                                                                       2001            2001
                                                                   ------------    ------------
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,364,608    $  2,505,457
   Accrued expenses                                                   1,643,624      1,340,533
   Notes payable to related parties                                     197,391         367,390
   Short-term notes payable, current portion of long-term
     notes and capital leases payable                                 2,742,358       1,618,248
                                                                   ------------    ------------
Total current liabilities                                             6,947,981       5,831,628
Long-term portion of notes payable                                    1,726,676       1,921,667
                                                                   ------------    ------------
Total liabilities                                                     8,674,657       7,753,295
                                                                   ------------    ------------
Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000 shares authorized; 26,395,244 and 24,746,059 shares issued and
     outstanding at September 30, 2001 and June 30, 2001                 26,398          24,746
   Convertible preferred stock, $.001 par value per share,
     10,000,000 shares authorized; 30,315 and 30,565 shares
     issued and outstanding at September 30, 2001 and
     June 30, 2001                                                           31              31
   Additional paid-in capital                                        36,326,376      36,327,527
   Accumulated deficit                                              (42,147,236)    (41,620,385)
                                                                   ------------    ------------
                                                                     (5,794,431)     (5,268,081)
   Less unamortized stock compensation
                                                                   -------------   ------------
Total stockholders' equity                                           (5,794,431)     (5,268,081)
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $  2,880,226    $  2,485,214
                                                                   ============    ============


            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      THREE MONTHS ENDED September 30,

                                            2001            2000
                                        ------------    ------------
Sales                                   $  2,930,538    $  3,973,334
Cost of sales                              1,992,718       2,816,009
                                        ------------    ------------
                                             937,820       1,157,325
                                        ------------    ------------
Operating expenses and costs:
Selling                                      142,313         848,354
Administrative and general                   951,242       1,969,431
Depreciation and amortization                257,652       1,430,276
                                        ------------    ------------
                                           1,351,207       4,248,061
                                        ------------    ------------
Loss from operations                        (413,387)     (3,090,736)
                                        ------------    ------------

Other income (expense):
Interest expense                            (113,464)        (91,174)

Interest income                                                5,184
                                        ------------    ------------
                                            (113,464)        (85,990)
                                        ------------    ------------
Loss before income tax benefit              (526,851)     (3,176,726)

Income tax benefit                                --              --
                                        ------------    ------------
Net loss                                $   (526,851)   $ (3,176,726)
                                        ============    ============

Net loss per common share:
Basic                                   $     (0.02)   $    (0.17)
Diluted                                 $     (0.02)   $    (0.17)

Basic Shares                              26,132,103      18,582,182
Diluted Shares                            26,132,103      18,582,182


            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED September 30

                                                        2001            2000
                                                    ------------    ------------
OPERATING ACTIVITIES
Net (loss)                                          $   (526,851)   $ (3,176,726)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation and amortization                       66,742          44,670
      Amortization of goodwill                               676       1,374,731
      Amortization of intangibles and debt
        discount                                             442
      Amortization of stock compensation                                  81,058
      expense
      Stock issued for services                                          266,000

  Changes in operating assets and liabilities,
    net of acquisitions:
      Accounts receivable                                (19,549)         12,450
      Inventories                                            440         156,317
      Prepaid expenses and other current assets         (415,865)        152,427
      Accounts payable                                  (140,849)       (411,404)
      Accrued expenses                                   303,889         165,896
      Other assets                                       (23,978)             --
                                                    ------------    ------------
Net cash used in operating activities                   (754,903)     (1,334,581)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment               (4,222)         (1,409)
                                                    ------------    ------------
Net cash used in investing activities                     (4,222)         (1,409)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                        --       1,100,000
Proceeds net of payments from notes payable              759,125         283,301
                                                    ------------    ------------
Net cash provided by financing activities                759,125       1,383,301
                                                    ------------    ------------
Net increase (decrease) in cash                          (47,311)         47,311
Cash at beginning of period                               47,311         164,128
                                                    ------------    ------------
Cash at end of period                               $          0    $    211,439
                                                    ============    ============

Supplemental disclosure of cash flow information:
            Cash paid for interest                  $     67,420    $     20,999

            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Pet Quarters, Inc. (the "Company") was organized under the laws of the State of Arkansas on May 22, 1997. The Company sells pet supplies to retail and wholesale customers through catalogs and the Company's web sites. In August 1999, the Company purchased Humboldt Industries whose primary business was catalog sales. As a result of this acquisition, the Company altered its business approach and combined a traditional catalog company with an online component. The intent is to migrate the customer base of its catalogs to online purchasers and to increase the base of its online customers through the distribution of its catalogs.

THE COMPANY HAS SOLD COMMON STOCK IN OFFERINGS THAT WERE EXEMPT FROM REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). THE COMPANY'S COMMON STOCK IS CURRENTLY TRADED ON THE OTC BULLETIN BOARD.

BASIS OF PRESENTATION

We have prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in our opinion, necessary for a fair presentation of the results of operations for the interim periods. Our operating results for the interim periods are not necessarily indicative of the results that may be expected for us for the entire year because of seasonal and short-term variations. For further information, you should refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended June 30, 2001.

CONSOLIDATION

The consolidated financial statements include the accounts of all wholly owned subsidiaries, which include, PQ Acquisition Company, Inc. (the survivor of Humboldt and Maplewood acquisitions).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions may include but are not limited to a strategic partnership or acquisition that would provide the Company with the necessary capital, or sale of certain assets. However, there are no assurances that management will be able to secure additional equity capital or complete any other strategic transactions that will permit the Company to meet its current obligations. During the year ended June 30, 2001, the equity line of credit did not provide significant liquidity to the Company due to the decline in the Company's stock price and may not be used in the future for additional financing. If the Company is unable to obtain additional financing or equity capital, management may be required to reduce its operations, curtail the development of additional markets and customers, and sell or dispose of assets; all of which may have material adverse effects on the Company's financial position and future results of operations.

ADVERTISING COSTS

The Company expenses advertising costs, other than direct response advertising, as they are incurred. The Company accounts for catalog costs in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" in connection with the marketing of their direct response product catalogs. The costs to produce mail catalogs are amortized over the period of benefit, which is less than one year using the ratio of current period revenue to the total current and estimated future period revenues.

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

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                              Three Months Ended
                                                  September 30,
                                             2001             2000
                                        --------------    ------------
Numerator:
     Net loss and numerator for basic
     and diluted loss per share         $     (526,851)   $ (3,176,726)
                                        ==============    ============
Denominator:
     Denominator for basic earning
     per share -- weighted-average
     shares                                 26,132,103      18,582,182
                                        ==============    ============
     Employee Stock Options                         --              --
     Warrants                                       --              --
     Contingent Shares                              --              --
                                        --------------    ------------
     Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversion                             26,132,103      18,582,182
                                        ==============    ============
Basic loss per share                    $        (0.02)   $      (0.17)
                                        ==============    ============

Diluted loss per share                  $        (0.02)   $      (0.17)
                                        ==============    ============

The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore has been excluded from the calculation.

NOTE 3. STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a Management Incentive Plan (MIP) and an Employee Equity Participation Incentive Plan (EEPIP). During the quarter ended September 30, 2001, the company issued 1,553,550 shares to employees and consultants including Officers and Directors.

For the three months ended September 30, 2001 and 2000 the Company recognized stock compensation expense in the amount of $0 and $81,058 for stock grants made to employees. The Company has exchanged common stock or common stock options for a variety of services. The Company records the cost associated with these transactions in accordance with FASB Statement 123 "Accounting for Stock Based Compensation".

Note 4. Notes Payable

                                                                                        September 30            June 30
                                                                                            2001                  2001
                                                                                        ------------           -----------
Short-term line-of-credit agreement with a bank at an interest rate of 9.5%.
   This note payable is due on July 12, 2001 and is secured by the stock of PQ           $1,312,071            $1,420,000
   Acquisition Corporation.

Twelve notes payable to individuals  issued pursuant to a master loan agreement. The loans bear interest at a rate of 8.5%. Interest is due
   quarterly and the loans mature December 1, 2002. The loans are collateralized          1,176,028             1,176,028
   by a second lien on the stock of PQ Acquisition Corporation.

Note payable to an Corporation pursuant to a master loan agreement. The loan bears interest at a rate of 8.5%. Weekly payments of $20,000 are due until
   principal and interest is paid with final repayment on December 1, 2002. The           1,000,000             1,000,000
   loan is collateralized by a second lien on the stock of PQ Acquisition
   Corporation.

Note payable to a Corporation and bear interest at 8.25%. Weekly principal
   payments of $50,000 are due until the note is paid in full. The loan is                  900,000                    -0-
   collateralized by a third lien on the stock of PQ Acquisition Corporation.

Note  payable to an  individual  with an interest  rate of 9%. The note is due
   in four weekly  payments of $25,000, plus interest, with final maturity                       -0-              100,000
   in July 2001.

Demand note to a Trust with an interest  rate of 10%. The note is secured by a
   second lien on the land and building located in Lonoke, Arkansas.                        175,000               175,000

Unsecured demand note to an individual. The note bears interest at a rate of 8%.             21,600                21,600

Unsecured note payable to Pine Tree Management Corporation with variable interest of prime minus 1% (7% at June 30, 2001), interest payable quarterly
   beginning September 10, 1999 with $45,000 principal payment due September 15,             41,000                45,000
   2000 and 2001.

Debt discount                                                                              (806,665)             (597,713)
                                                                                        -----------           -----------
                                                                                          4,469,034             3,539,915

Less current portion                                                                      2,742,358             1,618,248
                                                                                        -----------           -----------
                                                                                          1,726,676             1,921,667
                                                                                        ===========           ===========

Note 5.  RELATED PARTY TRANSACTIONS

At September 30, 2001 the Company had $30,000 in a note payable to TS&B Inc., a principal shareholder of the Company. The note is due on demand and carries an interest rate of 8%. The note payable is unsecured. At September 30, 2001, the Company had notes payable to a consultant and founder of the Company in the amount of $138,489. The notes are due on demand with interest rates of 9.5% to 10%. The notes are secured by a second lien on the property located in Lonoke, Arkansas. At September 30, 2001, a director of the Company was owed $239,000. This debt was issued pursuant to the participating loan agreement and is classified with the other participating debt holders for financial statement disclosure purposes. At September 30, 2001, a director and consultant was owed $14,900, which carries an interest rate of 9.5% and is due on demand, and an Officer of the Company was owed $14,000, which carries an interest rate of 9.5% and is due on demand.

NOTE 6. EQUITY LINE OF CREDIT AGREEMENT

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

Through September 30, 2001, the Company had registered 5,000,0000 shares under this agreement and issued 2,904,659 of shares of common stock pursuant to this agreement.

In conjunction with this agreement the Company issued to Splendid Rock Holdings, Inc. warrants to purchase up to 1,320,000 shares of common stock at an average exercise price of $3.84. As currently structured, the Company will account for the value of the warrants issued ($1,774,000) as a cost of the issuance of common stock and, accordingly, this is not expected to impact future results of operations. The Company is reviewing the viability of the Line of Credit and expects to terminate the agreement with Splendid Rock Holdings, Inc.

NOTE 7.  GOODWILL IMPAIRMENT LOSS

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

The Company recorded goodwill in the amount of approximately $19.5 million in 1999 and 2000 related to the acquisitions of Humboldt Industries, Inc., Chartendure Ltd., WeRPets.com and Allpets.com. On a quarterly basis the Company has reviewed the recoverability of goodwill in accordance with FAS 121 in order to identify any potential impairment that might require a revision to the estimated useful life of the goodwill or indicate impairment. At the end of fiscal 2001 ended June 30, 2001 the Company impaired all of its remaining goodwill in accordance with FAS 121.

NOTE 8. OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the Company operated in one segment - internet sales of pet supplies. Beginning August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three months ended September 30, 2001 and 2000 is as follows:

                             THREE MONTHS ENDED
                               September 30,
                            2001            2000
                        ------------    ------------
Net Sales:
  Internet              $    362,483    $    307,625
  Catalog                  2,568,056       3,665,709
                        ------------    ------------
  Total                 $  2,930,539    $  3,973,334
                        ============    ============

Loss from operations:
  Internet              $   (202,855)   $ (2,042,931)
  Catalog                   (210,532)     (1,047,805)
                        ------------    ------------
  Total                 $   (413,387)   $ (3,090,736)
                        ============    ============

Although the Company sells the same product at the same price to retail customers through the internet and catalog segments, the means of selling is different with the internet segment having the potential for a much broader distribution with far more customers than can be reached through the traditional catalog distribution channel. Revenues by geographical location of customer is not practical to determine.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis contains some forward-looking statements, which are based upon our plans, goals, and objectives for Pet Quarters, Inc. and its management. Such statements are subject to various risks and uncertainties. The most significant risk involves the Company's ability to obtain sufficient cash and capital resources to operate its businesses. We have demand loans which could require additional infusions of capital in order to make required principal and interest payments. Our longer-term development plans also require additional capital for completion. Other risks and uncertainties include our ability to attract and retain customers, our ability to effectively manage costs and expenses, and general economic conditions. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from the stated plans, goals, and objectives outlined below. Unless otherwise indicated, this discussion covers the period beginning on July 1, 2001 and concluding on September 30, 2001.

BALANCE SHEET DATA AS OF SEPTEMBER 30, 2001 COMPARED TO JUNE 30, 2001

Assets: The total assets as of September 30, 2001 were $2,880,226 as compared to $2,485,214 as of June 30, 2001. This increase is primarily from deferred advertising, which increased to $413,865 as of September 30, 2001, from $0 at June 30, 2001. Deferred advertising reflects the assumed shelf life of specific catalog mailings for sales not yet realized. During the first quarter of fiscal 2002 management determined that the direct response advertising was recoverable as the catalog's average life is approximately 90-120 days; therefore, $413,865 was recorded as a prepaid expense and a corresponding reduction in printing expense. We had current assets of $2,002,485 as of September 30, 2001 compared to current assets of $1,543,532 as of June 30, 2001. We sold the Lonoke, Arkansas facility on October 1, 2001 for $425,000. The proceeds of approximately $382,000 after expenses were used to reduce debt collateralized by the facility.

Intangible assets, net of accumulated amortization were $388,647 as of September 30, 2001 as compared to $429,969 as of June 30, 2001. Intangible assets include capitalized costs associated with our website. These costs have been capitalized in accordance with SOP 98-1.

Liabilities and stockholders equity:

Liabilities: Total liabilities of $8,675,455 are reflected as of September 30, 2001 as compared to $7,753,295 as of June 30, 2001.

Current liabilities total $6,947,981 as of September 30, 2001 as compared to $5,831,628 as of June 30, 2001. They include accounts payable of $2,364,608 as of September 30, 2001 as compared to $2,505,457 as of June 30, 2001. Accrued expenses of $1,644,422, which include an origination fee payable of $1,078,664 as of September 30, 2001, compared with accrued expenses of $1,340,533, which include an origination fee payable of $679,664 as of June 30, 2001. Notes payable totaled $4,666,425, net of a debt discount of $806,665 for the quarter ended September 30, 2001 (including notes payable to related parties of $197,391) as compared to $3,907,305, net of a debt discount of $597,713 for the year ended June 30, 2001 (including notes payable to related parties totaling $367,390).

Stockholders equity: Common shares increased from 24,746,059 as of June 30, 2001 to 26,395,244 as of September 30, 2001. The increase for the quarter is the result of an issuance of 1,523,550 shares to officers and employees pursuant to the Employee Equity Participation Incentive Plan, 76,845 related to option conversions, 30,000 shares issued to a consultant pursuant to the Management Incentive Plan, and 18,790 shares related to a conversion of shares of Series A Convertible Preferred Stock. Total shareholders equity was a deficit of $5,794,431 as of September 30, 2001 as compared to a deficit $5,268,081 as of June 30, 2001.

Total liabilities and stockholder's equity was $2,880,226 as of September 30, 2001 as compared to $2,485,214 as of June 30, 2001.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH THE QUARTER ENDED MARCH 31, 2000

Sales: Sales decreased to $2,930,538 for the quarter ended September 30, 2001 from $3,973,334 for the quarter ended September 30, 2001. This is a 26% decrease. The short-fall resulted from a reduction in catalog mailings, a slowing economy, and difficult business environment. Online sales for the first quarter of 2001 were $362,483 as compared to $307,625 in the first quarter of 2000, which is an 18% increase.

Cost of Sales: Cost of sales was $1,992,718 as of September 30, 2001 as compared to $2,816,009 as of September 30, 2000. This is a 30% decrease and is partially the result of the impact of lower sales for the quarter ended September 30, 2001.

Gross profit: Our gross profit was $937,820 or 32% as of September 30, 2001 as compared to $1,157,325 or 29% as of September 30, 2000. The increase in gross margins is partially the result of obtaining vendor discounts and a corresponding decrease in payroll expense.

Selling expenses: Selling expenses were $142,313 for the quarter ended September 30, 2001 as compared to $848,354 for the quarter ended September 30, 2000. The decrease in selling expenses is partially attributed to a revised catalog printing and mailing schedule from the same quarter in 2000, our decision to reduce our catalog mailings and recapturing deferred advertising in the amount of $413,865.

Administrative and general expenses decreased to $951,242 during the quarter ended September 30, 2001 as compared to $1,969,431 for the quarter ended September 30, 2000. This reflects a 52% decrease. In the past year, we have significantly reduced our payroll, restructured our management team, and utilized our technology capabilities to reduce costs.

Depreciation and amortization expenses for the quarter were $257,652, which included $190,048 of amortization of the debt discount payable as of September 30, 2001, as compared to $1,430,276 as of September 30, 2000. The decrease is the result of the elimination of all goodwill as of June 30, 2001. Our elimination of goodwill was in accordance with FAS 121.

Loss from operations was $413,387 as of September 30, 2001 as compared to a loss of $3,090,736 for the quarter ended September 30, 2000. The quarter ended September 30, 2000 included $1,374,731 of goodwill amortization.

Interest expense was $113,464 for the quarter ended September 30, 2001 as compared to $85,990, net of interest income of $5,184 for the same period in 2000.

Income tax benefit: We currently have substantial net operating losses (NOL'S) from inception through September 30, 2001. At this time, no income tax benefit has been recognized since the recoverability of these NOL's is doubtful.

Net loss: We had a $526,851 net loss for the quarter ended September 30, 2001 as compared to a $3,176,726 loss for the quarter ended September 30, 2000. Non-cash items for the quarter ended September 30, 2000 included goodwill amortization of Humboldt Industries, AllPets.com, WeRPets.com, Chartendure, Ltd., stock issued for services, and stock compensation expenses, all of which totaled $1,766,459.

LIQUIDITY AND CAPITAL RESOURCES

We currently do not have sufficient capital resources to fund operations in the near term. We believe accessing the capital markets through our equity line of credit is no longer a viable alternative, and we are considering terminating the equity line of credit agreement. Recently, we have received loans to fund operations, in part to mitigate the extreme potential dilution associated with an equity sale alone. Although we have been successful in attracting funds through these efforts, there can be no assurance we will be able to attract additional funding.

RECENT EVENTS

The difficult market environment has impacted our ability to attract significant capital and our ability to fully execute our business plan. We have aggressively reduced expenses at all levels, which has resulted in a significantly lower cost structure. Although these expense reductions have affected our current business by impeding its future growth, management believes that they are necessary. The tragic events of September 11, 2001 and general consumer sentiment have impacted out catalog and online revenues. We believe that our revenues will return as our customers and the economy recover.

On October 1, 2001 we completed the sale of our Lonoke, Arkansas facility. The total proceeds of $425,000 were used to pay closing expenses and to reduce the debt collateralized by the facility.

On October 12, 2001, we entered into an agreement with TS&B, Inc. to build, maintain and host their web site for a period of two years. For the service, we were compensated with 175,000 common shares of TS&B, Inc. The value of the agreement is $82,250, based on the closing price of TS&B, Inc. common stock on October 12, 2001 as reported on the Over-the-Counter Bulletin Board.

On November 8, 2001 we changed our principal independent accounting firm from Ernst & Young LLP to Kronick, Kalada, Berdy & Co. The Board of Directors recommended management perform a search for a suitable alternative accounting firm. Kronick, Kalada, Berdy & Co.'s history with

Humboldt Industries and its proximity to our Pennsylvania facility were factors in the decision to retain its services. The Company did not have any disagreements with Ernst & Young on any matters of accounting principals or practices or financial statement disclosure.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Pet Quarters is not currently involved in litigation other than matters which are routine and incidental to its business.

ITEM 2. CHANGES IN SECURITIES.

    a) Common stock issued by the Company during the first quarter was as follows:

    (1)  18,790 shares issued upon conversion of convertible preferred stock.

    (2) 1,523,550 shares issued through the Employee Equity Participation Incentive Plan (EEPIP)

    (3)  76,845 shares issued through stock option conversions.

    (4) 30,000 shares issued to a consultant pursuant to the Management Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to the vote of stockholders during the first quarter.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

      1. On August 28, 2001, Pet Quarters filed a Current Report on Form 8-K concerning certain loans received by Pet Quarters.

      2. On September 11, 2001, Pet Quarters filed a Current Report on Form 8-K concerning certain loans received by Pet Quarters.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC. (Registrant)


Date November 14, 2001                           /s/ Steve Dempsey
    ------------------                 --------------------------------------
                                       Steve Dempsey, President

Date November 14, 2001                           /s/ Gregg Rollins
    ------------------                 --------------------------------------
                                       Gregg Rollins, Chief Financial Officer