Form 10QSB
period 2001-12-31
PET QUARTERS INC
filed 2002-02-14
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   {X}            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2001

   { }            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT
                  For the transition period from _______ to _______

                        Commission file number 000-28469

                               PET QUARTERS, INC.

        (Exact name of small business issuer as specified in its charter)

           Arkansas                                       62-1698524
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes { } No { }

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,395,244

Transitional Small Business Disclosure Format (Check one): Yes { } No {X}

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiaries at
December 31, 2001 and June 30, 2001, the statements of operations and cash flows for the six months ended December 31, 2001 and 2000 have been prepared by the
Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB filed with the
Securities and Exchange Commission for year ended June 30, 2001.

Operating results for the quarter ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30,
2002.

                       PET QUARTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31      JUNE 30
                                                        2001           2001
                                                   ------------    ------------
                                                    (UNAUDITED)

ASSETS
Current assets:
   Cash                                            $          0    $          0
   Accounts receivable                                   22,518          66,882
   Inventories                                          699,495       1,061,059
   Prepaid expense                                      244,977           5,000
   Land and building held for sale                            0         382,000
   Other current assets                                  60,909          28,591
                                                   ------------    ------------
Total current assets                                  1,027,899       1,543,532
                                                   ------------    ------------

Property, plant and equipment:
     Buildings and improvements                          44,727          69,406
     Furniture and equipment                            640,476         644,134
                                                   ------------    ------------
                                                        685,203         713,540
Less accumulated depreciation                          (216,859)       (201,827)
                                                   ------------    ------------
                                                        468,344         511,713

Investments                                             148,750               0

Intangible assets, net of accumulated amortization      347,417         429,969
                                                   ------------    ------------
Total assets                                       $  1,992,410    $  2,485,214
                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                                    DECEMBER 31       JUNE 30
                                                       2001            2001
                                                   ------------    ------------
                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  2,353,896    $  2,505,457
   Accrued expenses                                   1,880,111       1,340,533
   Notes payable to related parties                     398,225         367,390
   Short-term notes payable, current portion
     of long-term notes and capital leases payable    4,174,876       1,618,248
                                                   ------------    ------------
Total current liabilities                             8,807,108       5,831,628
Long-term portion of notes payable                            0       1,921,667
                                                   ------------    ------------
Total liabilities                                     8,807,108       7,753,295
                                                   ------------    ------------

Stockholders' equity:
   Common stock, $.001 par value per share,
     40,000,000 shares authorized; 26,395,244
     and 24,746,059 shares issued and outstanding
     at December 31, 2001 and June 30, 2001              26,398          24,746
   Convertible preferred stock, $.001 par
     value per share, 10,000,000 shares
     authorized; 30,315 and 30,565 shares
     issued and outstanding at December 31,
     2001 and June 30, 2001                                  31              31
   Additional paid-in capital                        36,326,376      36,327,527
   Accumulated deficit                              (43,234,003)    (41,620,385)
   Unrealized gain on investment securities              66,500            --
                                                   ------------    ------------
                                                     (6,814,698)    (5,268,081)

                                                   ------------    ------------
Total stockholders' equity                           (6,814,698)    (5,268,081)
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  1,992,410    $  2,485,214
                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                         December 31,                 December 31,
                                     2001            2000          2001          2000
                                 ------------    ------------  ------------  ------------

Sales                            $  2,281,685    $  3,548,401  $  5,212,223  $  7,521,735
Cost of sales                       1,626,664       2,552,940     3,619,382     5,368,949
                                 ------------    ------------  ------------  ------------
                                      655,021         995,461     1,592,841     2,152,786
                                 ------------    ------------  ------------  ------------
Operating expenses and costs:
Selling                               532,321         590,629       674,634     1,438,983
Administrative and general            869,685       1,400,348     1,820,927     3,369,779
Depreciation and amortization         258,635       1,432,154       516,287     2,862,430
------------    ------------     ------------    ------------  ------------  ------------
                                    1,660,641       3,423,131     3,011,848     7,671,192
                                 ------------    ------------  ------------  ------------
Loss from operations               (1,005,620)     (2,427,670)   (1,419,007)   (5,518,406)
                                 ------------    ------------  ------------  ------------
Other income (expense):
Interest expense                     (81,149)       (283,722)   (194,613)   (374,896)

Interest income                             0           3,905             0         9,089
                                 ------------    ------------  ------------  ------------
                                     (81,149)      (279,817)   (194,613)   (365,807)
                                 ------------    ------------  ------------  ------------
Loss before income tax benefit     (1,086,769)     (2,707,487)   (1,613,620)   (5,884,213)

Income tax benefit                         --              --            --            --
                                 ------------    ------------  ------------  ------------
Net loss                         $ (1,086,769)   $ (2,707,487) $ (1,613,620) $ (5,884,213)
                                 ============    ============  ============  ============

Net loss per common share:
Basic                            $     (0.04)    $     (0.13)  $     (0.06)  $     (0.30)
Diluted                          $     (0.04)    $     (0.13)        (0.06)  $     (0.30)

Basic Shares                       26,263,673      20,501,209    26,132,103    19,541,696
Diluted Shares                     26,263,673      20,501,209    26,132,103    19,541,696

            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED December 31
                                                       2001            2000
                                                   ------------    ------------
OPERATING ACTIVITIES
Net (loss)                                         $ (1,613,620)   $ (5,884,213)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation and amortization                       4,590         112,968
      Amortization of goodwill                                0       2,749,462
       Amortization of intangibles                       82,552               0
       Amortization of stock compensation                                96,855
      Amortization of Debt discount                     400,046               0
      Stock issued for services                                         249,600
      Amortization of disc. On convertible debt                          29,478
      Convertible debt issued                                           210,000
      Receipt of common stock for service               (58,250)
  Changes in operating assets and liabilities,
        net of acquisitions:
      Accounts receivable                                44,364          36,093
      Inventories                                       361,565           4,217
      Prepaid expenses and other current assets        (239,977)         57,578
      Accounts payable                                 (151,561)       (600,805)
      Accrued expenses                                  539,577         500,787
      Other assets                                      (56,318)        (35,758)
                                                   ------------    ------------
Net cash provide by (used in) operating activities   (687,032)     (2,473,738)
                                                   ------------    ------------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment            (4,222)       (125,164)
Proceeds from sale of Property                          425,000
                                                   ------------    ------------
Net cash used in investing activities                   420,778        (125,164)
                                                   ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                       --       1,465,500
Proceeds net of payments from debt                      266,254       1,194,691
                                                   ------------    ------------
Net cash provided by financing activities               266,254       2,660,191
                                                   ------------    ------------
Net increase (decrease) in cash                               0          61,289
Cash at beginning of period                                   0         164,128
                                                   ------------    ------------
Cash at end of period                              $          0    $    225,417
                                                   ============    ============

Supplemental disclosure of cash flow information:
         Cash paid for interest                    $     96,204    $     97,772

            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Pet Quarters, Inc. and subsidiaries (the "Company") was organized under the laws of the state of Arkansas on May 22, 1997. The Company sells pet supplies to retail and wholesale customers through catalogs and the Company's web sites. In
August 1999 the Company purchased Humboldt Industries whose primary business was
Catalog sales. As a result of this acquisition, the Company altered its approach. We are combining a traditional catalog company with an online component. The intent is to migrate the customer base of its catalogs to online purchasers and to increase the base of its online customers through the distribution of its catalogs.

THE COMPANY HAS SOLD COMMON STOCK IN OFFERINGS THAT WERE EXEMPT FROM
REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). THE COMPANY'S
COMMON STOCK IS CURRENTLY TRADED ON THE OTC BULLETIN BOARD.

BASIS OF PRESENTATION

We have prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in our opinion, necessary for a fair presentation of the results of operations for the interim periods. Our operating results for the interim periods are not necessarily indicative of the results that may be expected for us for the entire year because of seasonal and short-term variations. For further information, you should refer to the consolidated financial statements and related footnotes included in our Annual Report on Form
10-K for the year ended June 30, 2001.

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

ADVERTISING COSTS

The Company expenses advertising costs, other than direct response advertising, as they are incurred. The Company's wholly owned subsidiary, PQ Acquisition
Inc., (Humboldt and Maplewood), account for catalog costs in accordance with
Statement of Position 93-7, "Reporting on Advertising Costs" in connection with the marketing of their direct response product catalogs. The cost to produce mail catalogs are amortized over the period of benefit, which is less than one year using the ratio of current period revenue to the total current and estimated future period revenues.

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

                                             Three Months Ended             Six Months Ended
                                                December 31,                   December 31,
                                            2001            2000            2001          2000
                                        ------------    ------------    ------------  ------------

Numerator:
     Net loss and numerator for basic
     and diluted loss per share         $ (1,086,769)   $ (2,707,487)   $(1,613,620)  $(5,884,213)
                                        ============    ============    ============  ============

Denominator:
     Denominator for basic earning
     per share -- weighted-average
     shares                               26,263,673      20,501,209     26,132,103    19,541,696
                                        ============    ============    ============  ============

     Employee Stock Options                      --              --             --            --
     Warrants                                    --              --             --            --
     Contingent Shares                           --              --             --            --
                                        ------------    ------------    ------------  ------------

     Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversion                           26,263,673      20,501,209     26,263,673    19,541,696
                                        ============    ============    ============  ============
Basic loss per share                    $     (0.04)   $      (0.13)         (0.06)        (0.30)
                                        ============    ============    ============  ============

Diluted loss per share                  $     (0.04)   $      (0.13)         (0.06)        (0.30)
                                        ============    ============    ============  ============

The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore has been excluded from the calculation.

NOTE 3. STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a
Management Incentive Plan (MIP) and an Employee Equity Participation Incentive
Plan (EEPIP). During the quarter ended December 31, 2001, the company issued
220,000 options to employees in its MIP.

The Company has exchanged common stock or common stock options for a variety of services. The Company records the cost associated with these transactions in accordance with FASB Statement 123 "Accounting for Stock Based Compensation".

Note 4: Notes Payable
                                                                   December 30        June 30
                                                                      2001               2001
                                                                ----------------   ----------------
Short-term line-of-credit agreement with a bank at an interest rate of 8.5%. This note payable is due on July 17, 2003
   and is secured by the stock of PQ Acquisition Corporation
   and requires monthly payments of $65,000.                     $    1,144,490     $   1,420,000

Twelve notes payable to individuals and Zcapital issued
   pursuant to a master loan agreement. The loans bear
   interest at a rate of 8.5%.  Interest is due quarterly and the loans mature December 1, 2002.  The loans are
   collateralized by a second lien on the stock of PQ
   Acquisition Corporation.  Currently, interest is in arrears
   on these loans.  See Item 3.                                       1,176,028         1,176,028

Note payable to ZCapital pursuant to a master loan agreement.
   The loan bears interest at a rate of 8.5%.  Weekly payments of $20,000 are due until principal and interest is paid
   with final repayment on December 1, 2002. The loan is
   collateralized by a second lien on the stock of PQ
   Acquisition Corporation. The lender has verbally waived
   payment for the near-term.  Refer to Item 3.                       1,000,000         1,000,000

Note payable to ZCapital, which bears interest at 8.25%.
   Weekly principal payments of $50,000 are due until the note is paid in full. The loan is collateralized by a third
   lien on the stock of PQ Acquisition Corporation.  The
   lender has verbally waived payment for the near-term.
   Refer to Item 3.                                                     810,000

Secured note payable to an individual's profit sharing plan
   with an interest rate of 10%.  This note was paid-in-full
   on October 1, 2001.                                                     -0-            200,000

Unsecured note payable to ZCapital with an interest rate of
   6.5%. The note matures on March 15, 2002.                            200,000             n/a

Unsecured notes due April 1, 2002 ($7,000) and a factoring
   note due March 3, 2002 ($50,000).                                     57,000

Note payable to ZCapital with an interest rate of 9%. The note is due in four weekly payments of $25,000, plus interest.
   This note was paid-in-full.                                             -0-            100,000

A secured note to an individual with an interest rate of
   8.25%.  The note was issued on September 24, 2001 and
   matures November 17, 2002.                                           450,000              -0-

Note to an individual with an interest rate of 8%. Previously, this note was secured by a second lien on the land and
   building located in Lonoke, Arkansas, which was sold on
   October 1, 2001.  Currently, the note is secured with stock of Wellstone Acquisition Corporation and matures on October
   1, 2002.  These notes were in default as of January 11,
   2002.  Refer to Item 3.                                               90,425           175,000

Unsecured demand note to an individual. The note bears
   interest at a rate of 8%.                                             21,600            21,600

Unsecured note payable to Pine Tree Management Corporation
   with variable interest of prime minus 1% (4.75% at
   December 31, 2001), interest payable quarterly beginning
   September 10, 1999 with $45,000 principal payment due
   September 15, 2000 and 2001.  This note was extended to
   November 15, 2001 and is currently in default.                        37,000            45,000

Debt discount                                                          (596,667)         (597,713)
                                                                ----------------   ----------------
                                                                 $    4,389,876     $   3,539,915
Less current portion                                                  4,389,876         1,618,248
                                                                ----------------   ----------------
                                                                 $            0     $   1,921,667
                                                                ================   ================

Note 5.  RELATED PARTY TRANSACTIONS

At December 31, 2001 the Company had $30,000 in a note payable to TS&B
Holdings Inc., (formerly Ammonia Hold, Inc.), a principal shareholder of the
Company. The notes are due on demand with an interest rate of 8%. The note payable is unsecured. At December 31, 2001, the Company had notes payable to a consultant and founder of the Company in the amount of $52,325. The note carries an interest rate of 8% and is secured with Wellstone Acquisition Corporation. As of January 11, 2002, this note is in default for non-payment of interest. Refer to Item 3. At December 31, 2001, a director of the Company was owed $239,000.
This debt was issued pursuant to the participating loan agreement and is classified with the other participating debt holders for financial statement disclosure purposes. Refer to Item 3. As of December 31, 2001 a director and consultant was owed $44,900, which carries an interest rates of 8.0 to 9.5% and are due on demand. As of February 13, 2002 this Director's outstanding loan balance was $75,900. At December 31, 2001 an Officer of the Company was owed
$32,000 in notes payable, which carries interest rates of 8.0 to 9.5% and are due on demand. As of February 13, 2002, this Officer's outstanding loan balance was $59,750.

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

Through December 30, 2001, the Company had registered 5,000,0000 shares under this agreement and issued 2,904,659 of shares of common stock pursuant to this agreement.

In conjunction with this agreement the Company issued to Splendid Rock Holdings,
Inc. warrants to purchase up to 1,320,000 shares of common stock at an average exercise price of $3.84. As currently structured, the Company will account for the value of the warrants issued ($1,774,000) as a cost of the issuance of common stock and, accordingly, this is not expected to impact future results of operations. The Company has determined that it will close the Line of Credit agreement and intends to cancel our agreement with Splendid Rock Holdings, Inc.
When this action is taken we will de-register the balance of the shares registered under the line of credit agreement with Splendid Rock Holdings, Inc.

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

                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                December 31,                   December 31,
                            2001            2000             2001          2000
                        ------------    ------------     -----------   -----------

Net Sales:
  Internet              $    465,192    $    510,015     $   827,675   $   817,640
  Catalog                  1,758,243       3,038,386       4,384,548     6,704,095
  Other                       58,250
                        ------------    ------------     -----------   -----------
  Total                 $  2,281,685    $  3,548,401       5,212,223     7,521,735
                        ============    ============     ===========   ===========

Loss from operations:
  Internet              $ (175,979)    $(1,591,512)    $ (378,835)  $(3,634,443)
  Catalog                 (829,640)     (836,158)    $(1,040,172)  $(1,883,963)
                        ------------    -------------    ------------  ------------
  Total                 $ (1,005,620)   $ (2,427,670)    $(1,419,007)  $(5,518,406)
                        ============    =============    ============  ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis contains some forward-looking statements, which are based upon our plans, goals, and objectives for Pet Quarters, Inc. and its management. Such statements are subject to various risks and uncertainties, including our inability to secure ongoing financing. The most important risk concerns the cash to operate the businesses of Pet Quarters, Inc. We have additional loans, some of which are demand loans, which could require additional infusions of capital. Our longer-term development plans also require additional capital for completion. Consequently, the reader should consider that such uncertainties and risks may cause actual results to vary materially from the stated plans, goals, and objectives outlined below. Unless otherwise indicated, this discussion covers the period beginning on July 1, 2001 and concluding on
December 31, 2001.

Assets: The total assets as of December 31, 2001 were $1,992,410 as compared to
$2,485,214 as of June 30, 2001. We had current assets of $1,027,899 including inventories of $699,495, prepaid expenses (includes deferred advertising expense) of $244,977 and other current assets of $60,909, and accounts receivable of $22,518 as of December 31, 2001 as compared to current assets of
$1,543,532 including inventories of $1,061,059, and other current assets of
$28,591, accounts receivable of $66,882 and building and land held for sale
(Lonoke facility) of $382,000 as of June 30, 2001. We sold the Lonoke, Arkansas facility on October 1, 2001 for $425,000. After expenses, the proceeds were used to reduce the debt collateralized by the facility.

During the first quarter of fiscal 2002 (September 30, 2001) management determined that the direct response advertising was recoverable as the catalogs average life is approximately 90-120 days; therefore, $413,865 was recorded as a prepaid expense and a corresponding reduction in printing expense. Deferred advertising was valued at $244,977 and $5,000 as of December 31, 2001 and June
30, 2001, respectively. Deferred advertising reflect the assumed shelf life of specific catalog mailings for sales not yet realized.

Intangible assets, net of accumulated amortization was $347,417 as of December
31, 2001 as compared to $429,969 as of June 30, 2001. Intangible assets include capitalized costs associated with our website. These costs have been capitalized in accordance with SOP 98-1.

During the quarter, our investments increased by $148,750, which consisted of the 175,000 common shares of TS&B Holdings, Inc issued to us for the development and hosting of TS&B Holdings, Inc. corporate website. $58,250 was income during the quarter and $24,000 will be amortized over the next two years for hosting services. The difference of $66,500 was entered into Unrealized Investment
Income, which reflects the gain in the TS&B Holdings, Inc. share price from the contract date to December 31, 2001. As of February 12, 2002 the TS&B Holdings,
Inc., common stock (175,000 shares) was valued at $49,000.

Liabilities and stockholders equity:

Liabilities: Total liabilities of $8,807,108 are reflected as of December 31,
2001 as compared to $7,753,295 as of June 30, 2001.

Current liabilities total $8,807,108 as of December 31, 2001 as compared to
$5,831,628 as of June 30, 2001. They include accounts payable of $2,353,896 as of December 31, 2001 as compared to $2,505,457 as of June 30, 2001. Accrued expenses of $1,880,111, which include a debt discount payable of $1,078,664 as of December 31, 2001 compared with $1,340,533, which include a debt discount payable of $679,664 as of June 30, 2001. We had notes payable totaling
$4,549,101, net of a debt discount of $596,667 for the quarter ended December
31, 2001 including notes payable to related parties of $398,225 as compared to
$3,907,305, net of a debt discount of $597,713 for the year ended June 30, 2001 including notes payable to related parties totaling $367,390. Included in notes payable is $24,000 of deferred website income. This liability will be amortized by $3,000 per quarterly. The increase in short-term notes payable is a result of
$1,921,667 which was classified as long-term as of June 30, 2001. The total debt increased $610,750 for the six months ended December 31, 2001.

Stockholders equity: Common shares increased from 24,746,059 as of June 30, 2001 to 26,395,244 as of December 31, 2001. The increase for the six months is the result of an issuance of 1,523,550 shares to officers and employees, 76,845 related to option conversions, 30,000 shares issued to a consultant and 18,790 shares related to a conversion of the convertible preferred. Total shareholder equity was $(6,814,698) as of December 31, 2001 as compared to $(5,268,081) as of June 30, 2001.

Total liabilities and stockholder's equity was $1,992,410 as of December 31,
2001 as compared to $2,485,214 as of June 30, 2001.

Liquidity and Capital Resources: We believe accessing the capital markets through our equity line of credit is no longer a viable alternative and we have determined that we will eliminate the equity line of credit and de-registering the unsold shares. Recently, we have taken out loans to fund operations in part to mitigate the dilution associated with an equity sale alone. Although we have been successful in attracting funds through these efforts, there can be no assurance we will be able to attract additional funding.

Zcapital, a senior lender, has verbally waived the payment of principal and interest on its loans over the near-term. A new loan consolidation agreement with Zcapital is currently under discussion; however, no assurance can be made to the success of a restructuring agreement or if the shares owed to Zcapital can be successfully negotiated lower. As of February 13, 2002, Zcapital had accrued 17,350,000 common shares and $115,701 in accrued interest under our loan agreements. The shares include loan origination fees and penalty shares due to non-payment of scheduled interest and principal. If the negotiations with
Zcapital are unsuccessful, substantial dilution will occur to current shareholders under the current loan agreements.

The tragic events of September 11, 2001 have negatively impacted our cash flows and we have taken steps to lower our expenses including reducing our catalog mailings over the near-term. Although we believe this is appropriate strategy in the current environment, it is too early to determine what long-term effects these actions may cause. In the short-term, lower cash flows resulting from the reduction in catalog mailings may impair our ability to repay our debt, interest and other obligations on a timely basis if current conditions persist. Operating cash flows are our primary source of funds to operate the business; therefore, a continued reduction in customer demand will increase the risk to the company's shareholders for a capital return and lenders for a return of capital.

Statement of Operations:  Three Months Ended December 31, 2001

Sales: Sales decreased to $2,281,685 for the quarter ended December 31, 2001 from $3,548,401 for the quarter ended December 31, 2000. This is a 36% decrease.
The short-fall in sales is directly related a reduction in catalogs mailed, a slowing economy, and difficult business environment. These events resulted in a significantly lower per catalog return per mailing, which negatively impacted our sales. Online sales for the December 2001 quarter were $465,192 as compared to $510,015 in the December 2000 quarter, a 9% decrease. We believe that our online sales are not as dependent upon our catalog mailings evidenced by a significantly lower decrease in sales as compared to catalog revenues during the same period.

Cost of Sales: Cost of sales was $1,626,664 as of December 31, 2001 as compared to $2,552,940 as of December 31, 2000. This is a 36% decrease and resulted from the impact of lower sales for the quarter ended December 31, 2001.

Gross profit: Our gross profit was $655,021 or 29% as of December 31, 2001 as compared to $995,461 or 28% as of December 31, 2000. We have been able to keep our margins stable during an extremely difficult environment. We anticipate that gross margin will remain stable over the near-term.

Selling expenses: Selling expenses of $532,321 for the quarter ended December
31, 2001 as compared to $590,629 for the quarter ended December 31, 2000. The
10% decrease in selling expenses partially reflects managements attempt to mitigate catalog costs during the quarter as we were unable and unwilling to fully implement our marketing plan after the tragic events of September 11,
2001.

Administrative and general expenses decreased to $869,685 during the quarter ended December 31, 2001 as compared to $1,400,348 for the quarter ended December
31, 2000. This reflects a 38% decrease. In the past year, we have significantly reduced our payroll, restructured our management team and utilized our technology capabilities to reduce costs.

Depreciation and amortization expenses for the quarter was $258,635, which included $209,998 of amortization of the debt discount payable as of December
31, 2001 as compared to $1,432,154 as of December 31, 2000. The decrease is primarily the result of the elimination of all goodwill as of June 30, 2001. Our elimination of goodwill was in accordance with FAS 121.

Loss from operations was $1,005,620 as of December 31, 2001 as compared to a loss of $2,427,670 for the quarter ended December 31, 2000. The quarter ended
December 31, 2000 included $1,432,154 of goodwill amortization and depreciation.

Interest expense was $81,149 for the quarter ended December 31, 2001 as compared to $279,817, net of interest income of $3,905 for the same period in 2000.
During the second quarter of 2000, $210,000 was charged as interest due to the beneficial conversion feature of the convertible debenture.

Income tax benefit: We currently have substantial net operating losses (NOL'S)
from inception through December 31, 2001. At this time, no income tax benefit has been recognized since the recoverability of these NOL's is doubtful.

Net loss: We had a $1,086,769 loss for the quarter ended December 31, 2001 as compared to a $2,707,487 loss for the quarter ended December 31, 2000. Goodwill amortization and depreciation expense was $1,432,154 for the quarter ended
December 31, 2000.

Statement of Operations: Six Months Ended December 31, 2001

Sales: Sales decreased to $5,212,223 for the six months ended December 31, 2001 as compared to $7,521,735 for the six months ended December 31, 2000. This is a
31% decrease and is partially the result of an inability to maintain our existing catalog mailing schedule and the slowdown in the economy. Additionally, we believe the September 11, 2001 tragedy eroded our response rate from the limited catalog mailings as the response rate for Dogs Outfitter declined 17%
from our summer catalog to our winter catalog in calendar 2001. Our reduced mailing of Allpets catalogs directly impacted the sales for that division. After assessing the impact of the events of September 11, 2001, we determined that executing a full catalog mailing schedule would result in a significantly reduced response rate of the mailed catalogs as the consumer was focused on the events surrounding the events of September 11, 2001 and terrorism specifically.
Six month online sales was $827,675 as compared to $817,640, a 1% increase.

Cost of Sales: Cost of sales was $3,619,382 as of December 31, 2001 as compared to $5,368,949 as December 31, 2000. This is a 33% decrease. The effects of the decrease were discussed in Sales above.

Gross Profit: Gross profit for the six months ended December 31, 2001 and 2000 was $1,592,841 and $2,152,786, respectively. Gross profit was 31% for the six months ended December 31, 2001 and 29% for the six months ended December 31,
2000.

Selling Expenses: Selling expenses for the six months ended December 31, 2001 was $674,634 as compared to $1,438,983 for the six months ended December 31,
2000. The decrease in selling expenses is partially attributed to a revised catalog printing and mailing schedule from the same period in 2000 and our decision to reduce our catalog mailings and recapturing deferred advertising.
Selling expenses for the six months ended December 31, 2001 was 13% of sales as compared to 19% for the same period in 2000.

General and Administrative Expenses: General and administrative expenses for the
2001 period was $1,820,927 as compared to $3,369,779 for the same period in
2000. This is a 46% decrease reflecting our efforts to significantly reduce operating costs of the Company.

Depreciation and Amortization: Depreciation and amortization for the period ended 2001 was $516,287 as compared to $2,862,430 for the same period in 2000.
Included in the $516,287 is $400,046 of a debt discount amortization, which is a non-cash item. Included in the 2000 period was goodwill amortization of
$2,749,463.

Loss from Operations: The loss from operations for the six months ended December
31, 2001 was $1,419,007 as compared to $5,518,406 for the six months ended
December 31, 2000. This is a 75% decrease. Excluding depreciation and amortization, the loss for the period ended December 31, 2001 was $902,720 as compared to $2,655,976 for the period ended December 31, 2000. This is a 66%
decrease for comparable periods.

Interest expense for the 2001 period was $194,613 as compared to $374,896 for the same period in 2000. This decrease in the six months ended December 31, 2001 as compared to the same period in 2000 is due to interest costs of $210,000 charged in the second quarter of fiscal 2000 relating to the beneficial conversion component of extending the convertible debenture.

Income tax benefit: We currently have substantial net operating losses (NOL'S)
from inception through December 31, 2001. At this time, no income tax benefit has been recognized since the recoverability of these NOL's is doubtful.

Net Loss: The net loss for the six months ended December 31, 2001 was $1,613,620 as compared to $5,884,213 for the same period in 2000. This is a 73% decrease.

Recent Events: The difficult market environment has impacted our ability to attract significant capital and our ability to fully execute our business plan.
We have aggressively reduced expenses at all levels, which has resulted in a significantly lower cost structure. Although these expense reductions have affected our current business by impeding our growth, they are necessary given current market conditions. The short-fall in sales is directly related to a reduction in catalogs mailed, a slowing economy, and difficult business environment. We believe our revenues will increase if catalog mailings return to historical levels.

On November 27, 2001 we retained the service of TS&B Holdings, Inc., primarily for merger and acquisition services for Wellstone Acquisition Corporation.
Currently, Pet Quarters, Inc., is the only shareholder of Wellstone Acquisition
Corporation. Upon a successful completion of the first acquisition, TS&B
Holdings, Inc., is entitled to receive 2/3 (3,333,333) of Wellstone Acquisition
Corporation shares currently outstanding.

On December 19, 2001 we entered into an agreement to design, develop and host a web site for E-tile, Inc., a privately held California Corporation and fulfill orders of E-tile's product through our facility in Pennsylvania. In exchange for technology and fulfillment services, we acquired 40% of E-tile, Inc., common stock. Additionally, as part of the agreement we will receive $250,000 in cash.
E-tile, Inc., a subscriber based business-to-business company, will create a database of tile and stone images on its website from a broad range of manufacturers. The website will allow decorators, architects and other professionals to view and order samples for their projects. The Company will also establish a system for referring tile and stone orders to distributors throughout the U.S., which in turn will pay E-tile a fee for each referred order received by the distributors.

Ms. Niloo Howe resigned as a director of the Company effective December 31,
2001, for personal reasons which did not involve a disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

The Company is currently pursuing additional web site development, hosting and fulfillment opportunities that may generate additional revenue for the Company.
We believe this business segment will have a positive impact in our effort in attaining profitability. Common stock, partial ownership in a venture and cash may be considered acceptable as payment for our services.

On February 12, 2002, the Board voted to allow management to liquidate the stock of TSB Holdings, Inc., to reduce debt and for working capital needs.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Pet Quarters is not currently involved in litigation other than matters which are routine and incidental to the business.

ITEM 2. CHANGES IN SECURITIES.

     a) Common stock issued by the Company during the first period was as follows:

     No common shares were issued during the second quarter of fiscal 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Zcapital, a senior lender, has verbally waived the payment of principal and interest on its loans. A new consolidation agreement with Zcapital is currently under discussion; however, no assurance can be made as to the success of a restructuring agreement or if the shares owed to Zcapital underlying the
Zcapital loans can be successfully negotiated lower. As of February 13, 2002,
Zcapital has accrued 17,350,000 common shares and $115,701 in interest under their loan agreements with the Company. The shares include loan origination fees and penalty shares due to non-payment of interest and principal. If the negotiations with Zcapital are unsuccessful, substantial dilution will occur to current shareholders under the current outstanding loan agreements.

     Two notes in the amount of $142,750 is secured with Wellstone Acquisition
Corporation and is in default by non-payment of interest in the amount of $2,847 as of February 13, 2002.

     Ten notes as part of the participating loan agreements in the amount of
$826,028 secured with a second lien on PQ Acquisition is in arrears on interest payments in the amount of $17,748 as of February 13, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to the stockholders during this period.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC. (Registrant)

Date February 14, 2002                              /s/ Steve Dempsey
    ------------------                 --------------------------------------
                                       Steve Dempsey, Chief Executive Officer

Date February 14, 2002                              /s/ Gregg Rollins
    ------------------                 --------------------------------------
                                       Gregg Rollins, Chief Financial Officer

