Form 10QSB
period 2002-03-31
PET QUARTERS INC
filed 2002-05-20
CIK 1043774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   {X}            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Pet Quarters, Inc. and Subsidiaries at
March 31, 2002 and June 30, 2001, the statements of operations and cash flows for the nine months ended March 31, 2002 and 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for year ended June 30,
2001.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30,
2002.

                       PET QUARTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31         JUNE 30
                                                         2002             2001
                                                     ------------    ------------
                                                      (UNAUDITED)

ASSETS
Current assets:
   Cash                                              $          0    $          0
   Accounts receivable                                      7,906          66,882
   Inventories                                            491,587       1,061,059
   Prepaid expense                                        120,573           5,000
   Land and building held for sale                              0         382,000
   Other current assets                                    60,930          28,591
                                                     ------------    ------------
Total current assets                                      680,996       1,543,532
                                                        ---------       ---------

Property, plant and equipment:
     Buildings and improvements                            44,727          69,406
     Furniture and equipment                              640,476         644,134
                                                     ------------    ------------
                                                          685,203         713,540
Less accumulated depreciation                            (227,956)       (201,827)
                                                     ------------    ------------
                                                          457,247         511,713

Investments, substantially restricted                      19,500               0

Intangible assets, net of accumulated amortization        303,557         429,969
                                                     ------------    ------------
Total assets                                         $  1,461,300    $  2,485,214
                                                     ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                                                    MARCH 31         JUNE 30
                                                                       2002            2001
                                                                   ------------    ------------
                                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,610,094    $  2,505,457
   Accrued expenses                                                   1,912,802       1,340,533
   Notes payable to related parties                                     709,684         367,390
   Short-term notes payable, current portion of long-term
     notes and capital leases payable                                 4,400,406       1,618,248
                                                                   ------------    ------------
Total current liabilities                                             9,632,986       5,831,628
Long-term portion of notes payable                                            0       1,921,667
                                                                   ------------    ------------
Total liabilities                                                     9,632,986       7,753,295
                                                                      ---------       ---------

Stockholders' equity:
   Common stock, $.001 par value per share, 40,000,000 shares authorized; 26,395,244 and 24,746,059 shares issued and
     outstanding at March 31, 2002 and June 30, 2001                     26,398          24,746
   Convertible preferred stock, $.001 par value per share,
     10,000,000 shares authorized; 30,315 and 30,565 shares
     issued and outstanding at March 31, 2001 and
     June 30, 2001                                                           31              31
   Additional paid-in capital                                        36,391,126      36,327,527
   Accumulated deficit                                              (44,524,491)    (41,620,385)
   Unrealized loss on investment securities                             (64,750)           --
                                                                   ------------    ------------
                                                                     (8,171,686)    (5,268,081)

                                                                   -------------   ------------
Total stockholders' equity                                           (8,171,686)    (5,268,081)
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $  1,461,300    $  2,485,214
                                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 THREE MONTHS ENDED March 31,    NINE MONTHS ENDED March 31,

                                     2002            2001          2002             2001
                                 ------------    ------------ -------------  --------------

Sales                            $  1,472,864    $  3,297,180 $  6,685,087   $ 10,818,915
Cost of sales                       1,164,594       2,576,552    4,783,976      7,945,501
                                 ------------    ------------ -------------  -------------
                                      308,270         720,628    1,901,111      2,873,414
                                 ------------    ------------ -------------  -------------
Operating expenses and costs:
Selling                               277,674         979,993      952,308      2,418,976
Administrative and general            879,659       1,464,978    2,700,587      4,834,757
Depreciation and amortization         262,224       1,115,062      778,511      3,977,492
Impairment loss and write-down
   Of Goodwill                                      2,435,237                   2,435,237
                                 ------------    ------------ -------------  -------------
                                    1,419,557       5,995,270    4,431,406     13,666,462
                                 ------------    ------------ -------------  -------------
Loss from operations               (1,111,287)     (5,274,642)  (2,530,295)   (10,793,048)
                                 ------------    ------------ -------------  -------------
Other income (expense):
Interest expense                     (114,451)       (180,419)    (309,064)      (555,315)

Interest income                             0             518            0          9,607
                                 ------------    ------------ -------------  -------------
                                     (114,451)      (179,901)    (309,064)    (545,708)
                                 ------------    ------------ -------------  -------------
Loss before income tax benefit     (1,225,738)     (5,454,543)  (2,839,359)   (11,338,756)

Income tax benefit                         -               -            -              -
                                 ------------    ------------ -------------  -------------
Net loss                         $ (1,225,738)   $ (5,454,543) $(2,839,359)  $(11,338,756)
                                 ============    ============ =============  =============

Net loss per common share:
Basic                            $     (0.05)    $      (0.25)  $    (0.11)  $      (0.56)
Diluted                          $     (0.05)    $      (0.25)       (0.11)  $      (0.56)

Basic Shares                       26,395,244      21,753,273   26,307,530     20,198,138
Diluted Shares                     26,395,244      21,753,273   26,307,530     20,198,138

            See Notes to Condensed Consolidated Financial Statements

                       PET QUARTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED March 31

                                                     2002              2001
                                                 ------------      ------------

OPERATING ACTIVITIES
Net (loss)                                       $ (2,839,359)   $(11,338,756)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation                                     15,688          153,746
             Amortization of goodwill                                3,823,746
      Amortization of intangibles                     126,412
      Impairment loss and writedown of goodwill                      2,435,237
      Amortization of stock compensation                                96,855
      Warrant repricing expense                                        298,435
      Amortization of Debt discount                   606,779                0
      Investment                                      (63,250)
      Stock issued for services                                        388,600
      Amortization of disc. on convertible debt                         58,956

  Changes in operating assets and liabilities,
        net of acquisitions:
      Accounts receivable                              58,976          122,016
      Inventories                                     569,473          436,795
      Prepaid expenses and other current assets      (115,573)         489,222
      Accounts payable                                104,634         (476,013)
      Accrued expenses                                572,269          374,176
      Other assets                                    (53,339)           5,829
                                                 ------------      ------------
Net cash provide by (used in) operating activities (1,017,290)      (3,131,156)
                                                 ------------      ------------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment            (4,222)       (170,512)
Proceeds from sale of Property                        425,000
                                                 ------------      ------------
Net cash used in investing activities                 420,778        (170,512)
                                                 ------------      ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                     -        1,615,500
Proceeds net of payments from debt                    596,512       1,542,998
                                                 ------------    ------------
Net cash provided by financing activities             596,512       3,158,498
                                                 ------------    ------------
Net increase (decrease) in cash                             0        (143,170)
Cash at beginning of period                                 0         164,128
                                                 ------------    ------------
Cash at end of period                            $          0    $     20,958
                                                 ============    ============

Supplemental disclosure of cash flow information:
         Cash paid for interest                  $    133,854    $    111,611

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

                                             Three Months Ended                Nine Months Ended
                                                 March 31,                          March 31,
                                            2002            2001                2002          2001
                                        ------------    ------------    -----------   -----------

Numerator:
     Net loss and numerator for basic
     and diluted loss per share         $ (1,225,738)   $ (5,454,543)   $(2,839,359) $(11,338,756)
                                        ============    ============   =============  ============

Denominator:
     Denominator for basic earning
     per share -- weighted-average
     shares                               26,395,244      21,753,273     26,307,530   20,198,138
                                        ============    ============     ============ ============

     Employee Stock Options                      -                -              -            -
     Warrants                                    -                -              -            -
     Contingent Shares                           -                -              -            -
                                        ------------    ------------     ------------  -----------

     Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversion                           26,395,244      21,753,273      26,307,530   20,198,138
                                        ============    ============    ============  ============
Basic loss per share                    $     (0.05)   $      (0.25)           (0.11)       (0.56)
                                        ============    ============    ============  ============

Diluted loss per share                  $     (0.05)   $      (0.25)           (0.11)       (0.56)
                                        ============    ============    ============  ============

The effect of all potential common shares is anti-dilutive in the calculation of diluted loss per share and therefore has been excluded from the calculation.

NOTE 3. STOCK-BASED COMPENSATION

The Company's Board of Directors has given approval to the establishment of a
Management Incentive Plan (MIP) and an Employee Equity Participation Incentive
Plan (EEPIP).  During the quarter ended March 31, 2002, the company issued
10,000 options to employees in its MIP.

The Company has exchanged common stock or common stock options for a variety of services. The Company records the cost associated with these transactions in accordance with FASB Statement 123 "Accounting for Stock Based Compensation".

Note 4.  Notes Payable:
                                                                                             March 31          June 30
                                                                                               2002             2001
                                                                                           ------------     ------------
Short-term line-of-credit
agreement with a bank at an interest rate of 8.5%. This note payable is due on
July 17, 2003 and is secured by the stock of PQ Acquisition Corporation and requires monthly payments of $65,000. Currently, we are in negotiations with the
lender to reduce the monthly obligation.                                                    $1,089,218       $1,420,000

Twelve notes payable to individuals and Zcapital issued pursuant to a master loan agreement. The loans bear interest at a rate of 8.5%. Interest is due quarterly and the loans mature December 1, 2002. The loans are collateralized by a second lien on the stock of PQ Acquisition Corporation. Currently, interest is
in arrears on eleven of these loans. See Item 3.                                             1,176,028        1,176,028

Note payable to ZCapital pursuant to a master loan agreement. The loan bears interest at a rate of 8.5%. Weekly payments of $20,000 are due until principal and interest is paid with final repayment on December 1, 2002. The loan is collateralized by a second lien on the stock of PQ Acquisition Corporation. The
loan is currently in default. Refer to Item 3.                                               1,000,000        1,000,000

Note payable to a Zcapital, which bears interest at 8.25%. Weekly principal payments of are due until the note is paid in full. The loan is collateralized by a third lien on the stock of PQ Acquisition Corporation. This loan is
currently in default. Refer to Item 3.                                                         $50,000          810,000

Secured note payable to an individual's profit sharing plan with an interest
rate of 10%. This note was paid-in-full on October 1, 2001.                                        -0-         200,000

Two unsecured notes payable to ZCapital with an interest rate of 6.5 - 7%. A note for $200,000 matured on March 15, 2002 and is currently outstanding. See
Item 3.                                                                                       320,000              n/a

An note issued to an individual for commission owed. This loan has been reworked and is secured with and convertible into 7,282 shares of Wellstone Acquisition
Corporation. The current balance of the loan is $7,282 and it matures on August
19, 2002 and carries an interest rate of 0%. See Recent Events.                                12,000

Note payable to ZCapital with an interest rate of 9%. The note is due in four
weekly payments of $25,000, plus interest. This note was paid-in-full.                             -0-         100,000

A secured note to an individual  with an interest  rate of 8.25%.  The note was
issued on September 24, 2001 and matures November 17, 2002.                                   450,000               -0-

Note to an individual with an interest rate of 8%. Previously, this note was secured by a second lien on the land and building located in Lonoke, Arkansas, which was sold on October 1, 2001. Currently, the note is secured with a co-lien on 1,000,000 shares of Wellstone Acquisition Corporation and matures on October
1, 2002. This note requires a monthly payment of $10,000 and the remaining
balance at maturity.                                                                           90,425          175,000

Unsecured demand note to an individual. The note bears interest at a rate of 8%.
This note was reworked after the end of the quarter ended March 31, 2002. After the end of the quarter, additional funds were borrowed. Currently, the principal balance is $43,154 and is secured with 32,019 shares of Wellstone Acquisition
Corporation. See Recent Events.                                                                21,600           21,600

Unsecured note payable to Pine Tree Management Corporation with variable interest of prime minus 1%, interest payable quarterly beginning September 10,
1999 with $45,000 principal payment due September 15, 2000 and 2001. This note was extended to November 15, 2001 and is currently in default.
                                                                                               39,069           45,000
                                                                                           -------------    --------------
Debt discount                                                                                (389,934)        (597,713)
                                                                                           -------------    --------------
                                                                                           $4,618,406       $3,539,915
Less current portion                                                                        4,618,406        1,618,248
                                                                                           -------------    --------------
                                                                                                   $0       $1,921,667
                                                                                           =============    ==============
                                      F-7

Note 5.  RELATED PARTY TRANSACTIONS

At March 31, 2002 the Company had two notes totaling $230,000 to TS&B Holdings
Inc., (formerly Ammonia Hold, Inc.), a principal shareholder of the Company. A note in the amount of $10,000 is due on demand with an interest rate of 8% and is unsecured. On February 22, 2002, the Company borrowed $220,000 from Ammonia
Hold, Inc. at a rate of 7.25% and matures August 1, 2002. At March 31, 2002, the
Company had notes payable to a consultant and founder of the Company in the amount of $61,125. The notes carry interest rates of 8% and a portion is secured with a co-lien on 1,000,000 shares of Wellstone Acquisition Corporation. At
March 31, 2002, a director of the Company was owed $239,000. This debt was issued pursuant to the participating loan agreement and is classified with the other participating debt holders for financial statement disclosure purposes.
Refer to Item 3. As of March 31, 2002 a director and consultant was owed
$127,677, which carries an interest rates of 8.0 to 9.5% and are due on demand.
After the end of the quarters, these loans were reworked and are secured with
145,055 shares of Wellstone Acquisition Corporation. As of May 15, 2002 this
Director's outstanding loan balance was $128,949 and carries an interest rate of
6.5%. At March 31, 2002 an Officer of the Company was owed $51,883 in notes payable, which carries interest rates of 8.0 to 9.5% and are due on demand.
After the end of the quarter, this loan was reworked and is secured with 52,000 shares of Wellstone Acquisition Corporation and carries an interest rate of
6.5%. As of May 15, 2002 this Officer's outstanding balance was $50,000.

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

Through March 31, 2001, the Company had registered 5,000,0000 shares under this agreement and issued 2,904,659 of shares of common stock pursuant to this agreement.

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

NOTE 8. OPERATING SEGMENTS

Prior to the purchase of Humboldt Industries effective August 1, 1999, the
Company operated in one segment - internet sales of pet supplies. Beginning
August 1, 1999, the Company began, through the purchase of Humboldt Industries, a catalog segment. Information on the operating segments for the three and nine months ended March 31, 2002 and 2001 is as follows:

                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                           March 31,                    March 31,
                            2002            2001             2002          2001
                        ------------    ------------      ----------  -----------

Net Sales:
  Internet              $    303,841    $    581,100     $ 1,131,517   $ 1,398,740
  Catalog                  1,169,023       2,716,080       5,553,571     9,420,175
                        ------------    ------------     -----------   -----------
  Total                 $  1,472,864    $  3,297,180       6,685,088    10,818,915
                        ============    ============     ===========   ===========

Loss from operations:
  Internet              $ (253,109)    $(4,309,244)    $ (631,944)  $(7,943,687)
  Catalog                 (858,178)     (965,398)    $(1,898,351)  $(2,849,361)
                        ------------    -------------    ------------  ------------
  Total                 $ (1,111,287)   $ (5,274,642)    $(2,530,295)  $(10,793,048)
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

Assets: The total assets as of March 31, 2002 were $1,461,300 as compared to
$2,485,214 as of June 30, 2001. We had current assets of $680,996 including inventories of $491,587, prepaid expenses (includes deferred advertising expense) of $120,573 and other current assets of $60,930, and accounts receivable of $7,906 and cash of $0 as of March 31, 2002 as compared to current assets of $1,543,532 including inventories of $1,061,059, and other current assets of $28,591, accounts receivable of $66,882 and building and land held for sale (Lonoke facility) of $382,000 as of June 30, 2001. We sold the Lonoke,
Arkansas facility on October 1, 2001 for $425,000. After expenses, the proceeds were used to reduce the debt collateralized by the facility. As of March 31,
2002 $209,000 in checks were being held. For reporting purposes $209,000 was transferred to accounts payable to bring our cash balance to zero.

Intangible assets, net of accumulated amortization was $303,557 as of March 31,
2002 as compared to $429,969 as of June 30, 2001. Intangible assets include capitalized costs associated with our website. These costs have been capitalized in accordance with SOP 98-1.

During the quarter, our investment value decreased by $131,250, which consisted of the 175,000 common shares of TS&B Holdings, Inc., issued to us for the development and hosting of TS&B Holdings, Inc. corporate website. The share price of TS&B Holdings, Inc., decreased by $0.75 from December 31, 2001 to March
31, 2002 and the value of our investments has been marked-to-market through
March 31, 2002. As of May 17, 2002 the value of our TS&B Holdings, Inc., stock
(175,000) was $26,250.

Liabilities and stockholders equity:

Liabilities: Total liabilities of $9,632,986 are reflected as of March 31,
2002 as compared to $7,753,295 as of June 30, 2001.

Current liabilities total $9,632,986 as of March 31, 2002 as compared to
$5,831,628 as of June 30, 2001. They include accounts payable of $2,610,094 as of March 31, 2002 as compared to $2,505,457 as of June 30, 2001. Accrued expenses of $1,912,802, which include a debt discount payable of $1,078,664 as of March 31, 2002 compared with $1,340,533, which include a debt discount payable of $679,664 as of June 30, 2001. We had notes payable totaling
$5,089,091, net of a debt discount of $389,934 for the quarter ended March 31,
2002 including notes payable to related parties of $709,684 as compared to
$3,907,305, net of a debt discount of $597,713 for the year ended June 30, 2001 including notes payable to related parties totaling $367,390. Included in notes payable is $21,000 of deferred website income. This liability will be amortized by $3,000 per quarterly.

Stockholders equity: Common shares increased from 24,746,059 as of June 30, 2001 to 26,395,244 as of March 31, 2002. The increase for the nine months is the result of an issuance of 1,523,550 shares to officers and employees, 76,845 related to option conversions, 30,000 shares issued to a consultant and 18,790 shares related to a conversion of the convertible preferred. Total shareholder equity was $(8,171,686) as of March 31, 2002 as compared to $(5,268,081) as of
June 30, 2001. Additional Paid-in-Capital was $36,391,126 as of March 31, 2002
compared to $36,327,527 as of June 30, 2001. As of March 31, 2002 retained earnings was ($44,524,491) as compared to ($41,620,385) as of June 30, 2001. As of March 31, 2002, ($64,750) was recorded as an unrealized loss on investment securities. Total liabilities and stockholder's equity was $1,461,300 as of
March 31, 2002 as compared to $2,485,214 as of June 30, 2001.

Liquidity and Capital Resources: We believe accessing the capital markets through our equity line of credit is no longer a viable alternative and we have determined that we will eliminate the equity line of credit and de-register the unsold shares. Recently, we have taken out loans to fund operations in part to mitigate the dilution associated with an equity sale alone. Although we have been successful in attracting funds through these efforts, there can be no assurance we will be able to attract additional funding.

Zcapital, a senior lender, has agreed to defer the payment of principal and interest on its loans over the near-term. A new loan consolidation agreement with Zcapital is currently under discussion; however, no assurance can be made to the success of a restructuring agreement or if the shares owed to Zcapital can be successfully negotiated lower. As of March 31, 2002, Zcapital had accrued
21,400,000 common shares and $154,452 in accrued interest under our loan agreements. The shares include loan origination fees and penalty shares due to non-payment of scheduled interest and principal. If the negotiations with
Zcapital are unsuccessful, substantial dilution will occur to current shareholders under the current loan agreements.

The significant reduction in the distribution of our catalog has negatively impacted our cash flows and we have taken steps to lower our expenses. Although we believe this is appropriate strategy in the current environment, it is too early to determine what long-term effects these actions may cause. In the short-term, lower cash flows resulting from the reduction in catalog mailings may impair our ability to repay our debt, interest and other obligations on a timely basis if current conditions persist. Operating cash flows are our primary source of funds to operate the business; therefore, a continued reduction in customer demand will increase the risk to the Company's shareholders for a capital return and lenders for a return of capital.

Statement of Operations:  Three Months Ended March 31, 2002

Sales: Sales decreased to $1,472,864 for the quarter ended March 31, 2002 from
$3,297,180 for the quarter ended March 31, 2001. This is a 55% decrease. The short-fall in sales is directly related to a reduction in catalogs mailed and a difficult business environment. These events resulted in a significantly lower per catalog return per mailing, which negatively impacted our sales. Online sales for the March 2002 quarter were $303,841 as compared to $581,100 in the
March 2001 quarter, a 48% decrease. We believe that our online sales decrease was reflective of our reduced mailing of our catalogs, and our decreased levels of inventory on hand. Recently, we have taken steps to eliminate our backorders and to stabilize our inventory. We believe these steps are critical to growing both our catalog and our online revenues.

Cost of Sales: Cost of sales was $1,164,594 as of March 31, 2002 as compared to
$2,576,552 as of March 31, 2001. This is a 55% decrease and resulted from the impact of lower sales for the quarter ended March 31, 2002.

Gross profit: Our gross profit was $308,270 or 21% as of March 31, 2002 as compared to $720,628 or 22% as of March 31, 2001. Although we have been able to stabilize our product margins, the increase in multiple shipments due to backordered merchandise has increased our cost of sales and decreased our gross margin. If we are successful in reducing our backorders, then we believe our gross margins will increase in subsequent quarters.

Selling expenses: Selling expenses of $277,674 for the quarter ended March 31,
2002 as compared to $979,993 for the quarter ended March 31, 2001. The 72%
decrease in selling expenses reflects our significantly lower catalog mailings and managements attempt to reduce costs at all levels. We intend to systematically increase the circulation of our Dogs Outfitters? catalogs from current levels.

Administrative and general expenses decreased to $879,659 during the quarter ended March 31, 2002 as compared to $1,464,978 for the quarter ended March 31,
2001. This reflects a 40% decrease. In the past year, we have significantly reduced our payroll, restructured our management team and utilized our technology capabilities to reduce costs.

Depreciation and amortization expenses for the quarter was $262,224, which included $206,733 of the amortization of the debt discount payable as of March
31, 2002 as compared to $1,115,062 as of March 31, 2001. The decrease is primarily the result of the elimination of all goodwill as of June 30, 2001. Our elimination of goodwill was in accordance with FAS 121. An additional $2,435,237 of goodwill was impairment for the quarter ended March 31, 2001.

Loss from operations was $1,111,287 as of March 31, 2002 as compared to a loss of $5,274,642 for the quarter ended March 31, 2001.

Interest expense was $114,451 for the quarter ended March 31, 2002 as compared to $180,419 for the quarter ended March 31, 2001.

Income tax benefit: We currently have substantial net operating losses (NOL'S)
from inception through December 31, 2001. At this time, no income tax benefit has been recognized since the recoverability of these NOL's is doubtful.

Net loss: We had a $1,225,738 loss for the quarter ended March 31, 2002 as compared to a $5,454,543 loss for the quarter ended March 31, 2001. Goodwill amortization, depreciation and impairment expense was $3,550,299 for the quarter ended March 31, 2001.

Statement of Operations: Nine Months Ended March 31, 2002

Sales: Sales decreased to $6,685,087 for the nine months ended March 31, 2002 as compared to $10,818,915 for the nine months ended March 31, 2001. This is a 38%
decrease and is partially the result of an inability to maintain our existing catalog mailing schedule and the slowdown in the economy. Additionally, we believe the September 11, 2001 tragedy eroded our response rate from the limited catalog mailings. We have eliminated the mailing of our Allpets catalog as our cash flow was reduced and our ability to complete our mailing schedules was no longer viable. The elimination of the Allpets mailings significantly impacted the sales for that division. Nine month online sales were $1,131,517 for the nine months ended March 31, 2002 as compared to $1,398,740 for the nine months ended March 31, 2001 a 19% decrease.

Cost of Sales: Cost of sales was $4,783,976 as of March 31, 2002 as compared to
$7,945,501 as March 31, 2001. This is a 40% decrease. The effects of the decrease are discussed in Sales above.

Gross Profit: Gross profit for the nine months ended March 31, 2002 and 2001 was
$1,901,111 and 2,873,414, respectively. Gross profit was 28% for the nine months ended March 31, 2002 and 27% for the nine months ended March 31, 2001.

Selling Expenses: Selling expenses for the nine months ended March 31, 2002 was
$952,308 as compared to $2,418,976 for the nine months ended March 31, 2001. The decrease in selling expenses is primarily attributed to a revised catalog printing and mailing schedule from the prior period, our decision to reduce our catalog mailings and recapturing deferred advertising. Selling expenses for the nine months ended March 31, 2002 was 14% of sales as compared to 22% for the same period in 2001.

General and Administrative Expenses: General and administrative expenses for the
2002 period was $2,700,587 as compared to $4,834,757 for the same period in
2001. This is a 34% decrease reflecting our efforts to significantly reduce operating costs of the Company.

Depreciation and Amortization: Depreciation and amortization for the period ended 2002 was $778,511 as compared to $3,977,492 for the same period in 2001.
Included in the $778,511 is $606,779 of a debt discount amortization, which is a non-cash item. In addition to the depreciation and amortization was $2,435,237 in impairment loss for goodwill for the nine months ended March 31, 2001.

Loss from Operations: The loss from operations for the nine months ended March
31, 2002 was $2,530,295 as compared to $10,793,048 for the nine months ended
March 31, 2001. This is a 77% decrease. Excluding depreciation and amortization, the loss for the period ended March 31, 2002 was $1,751,784 as compared to
$4,380,319 for the period ended March 31, 2001. This is a 60% decrease for comparable periods.

Interest expense for the 2002 period was $309,064 as compared to $555,315 for the same period in 2001. Interest expense is not expected to decline and may increase as the Company has continued to increase its debt to fund operations.

Income tax benefit: We currently have substantial net operating losses (NOL'S)
from inception through March 31, 2002. At this time, no income tax benefit has been recognized since the recoverability of these NOL's is doubtful.

Net Loss: The net loss for the nine months ended March 31, 2002 was $2,839,359 as compared to $11,338,756 for the same period in 2001. Net of depreciation and amortization expense for the nine months ended March 31, 2002 the loss was
$2,060,848 as compared to $4,926,027, net of depreciation, amortization and impairment expense. This is a 58% decrease.

Recent Events: The difficult market environment has impacted our ability to attract significant capital and our ability to fully execute our business plan.
We have aggressively reduced expenses at all levels, which has resulted in a significantly lower cost structure. Although these expense reductions have affected our current business by impeding our growth, they are necessary given current market conditions. The short-fall in sales is directly related to a reduction in catalogs mailed and a difficult business environment.

On November 27, 2001 we retained the service of TS&B Holdings, Inc., primarily for merger and acquisition services for Wellstone Acquisition Corporation. In our agreement with TS&B Holdings, Inc., upon the first executed definitive agreement, Pet Quarters, Inc., will deliver 2/3 of Wellstone Acquisition
Corporations outstanding shares (3,333,333) to TS&B Holdings, Inc. On March 21,
2002 Wellstone entered into a definitive agreement to purchase Media Max for
500,000 shares of Wellstone Acquisition Corporation. Media Max is a private wholly owned S corporation in the advertising placement field. Upon closing of this purchase Wellstone Acquisition Corporation will issue an additional 250,000 to the principal owner of Media Max under a three-year employment agreement.

On December 19, 2001, we entered into an agreement to design, develop and host a web site for E-tile, Inc., a privately held California Corporation and fulfill
E-tile's products from our facility in Pennsylvania. In exchange for technology and fulfillment services, we acquired 40% of E-tile, Inc., common stock.
Additionally, as part of the agreement we are entitled to receive $250,000 in cash. We negotiated a loan with TS&B Holdings, Inc., for $220,000, which is secured by the cash portion of the E-tile, Inc., agreement. To date, we have received $30,000 from E-tile, Inc. E-tile, Inc., is designed to be a subscriber based business-to-business company consisting of a database of tile and stone images on its website from a broad range of manufacturers. The website will allow decorators, architects and other professionals to view and order samples for their projects. The Company will also establish a system for referring tile and stone orders to distributors throughout the U.S., which in turn will pay
E-tile a fee for each referred order received by the distributors.

The Board of Directors of Pet Quarters, Inc., has authorized certain of the
Company's Officers and Directors to serve as Officers and/or Directors of
E-tile, Inc., Wellstone Acquisition Corporation and other businesses, of which
Pet Quarters, Inc., has an interest.

On March 21, 2002 the Board of Directors authorized an increase in common shares to 200 million subject to shareholder approval.

Mr. Robert Brown III resigned as a director of the Company effective May 1, 2002 to pursue personal interests outside of the country. Mr. Brown's departure did not involve a disagreement with the Company on any matter relating to the
Company's operations, policies, or practices.

The Company is currently pursuing additional web site development, hosting and fulfillment opportunities that may generate additional revenue for the Company.
We believe this business segment will have a positive impact in our effort to attain profitability. Common stock, partial ownership in a venture and cash may be considered acceptable as payment for our services.

On February 12, 2002, the Board voted to allow management to liquidate the stock of TSB Holdings, Inc., to reduce debt and for working capital needs. To date, no shares have been liquidated.

On April 12, 2002 the Board of Directors authorized the use of its shares of
Wellstone Acquisition Corporation to reduce or eliminate debt owed by the
Company including interest owed. In addition, the Board authorized the use of
Wellstone Acquistion Corporation shares owned by Pet Quarters, Inc., to be used to raise capital. To date, $74,140 of new capital has been raised through loans secured with 101,231 shares of Wellstone Acquisition Corporation. Additionally,
$180,245 loans have been restructured, which had matured or were in default.
These loans are secured with 193,978 shares of Wellstone Acquisition Corporation including $148,949 in loans to a Director and an Officer. All the loans discussed above have maturity dates from two to six months in duration.

Recently, the Compensation Committee of the Board of Directors consisting of two independent directors issued to Mr. Moshova (Director), Mr. Dempsey (CEO), and
Mr. Rollins (CFO) 50,000 shares each of Wellstone Acquisition Corporation.
Additionally, Mr. Dempsey may receive an additional 50,000 shares of Wellstone
Acquisition Corporation common stock and Mr. Moshova and Mr. Rollins may receive
42,000 shares each of Wellstone Acquisition Corporation common stock over a three-month period accruing monthly beginning May 1, 2002. Mr. Moshova, Mr.
Dempsey and Mr. Rollins are not receiving any salary/consulting fees at present.
Their salaries/consulting fees will accrue until such a time that the Company is able to compensate these individuals in accordance with their employment contracts. Additionally, the Compensation Committee awarded an immediate grant of 100,000 options on the common shares of Pet Quarters, Inc., to each Mr.
Moshova, Mr. Dempsey and Mr. Rollins. The options were issued at $0.06 may be issued from a Company incentive plan.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Pet Quarters is involved in litigation and other matters, which occur in the course of business.

ITEM 2. CHANGES IN SECURITIES.

    a) Common stock issued by the Company during the first period was as follows:

      No common shares were issued during the third quarter of fiscal 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        At present, ZCaptial, a senior lender, holds a co-second and a third lien on PQ Acquisition Corporation (Humboldt and Maplewood Industries). All
loans to ZCapital are currently in default except for a $120,000 loan issued on
March 6, 2002. A new consolidation agreement with Zcapital is currently under discussion; however, no assurance can be made as to the success of a restructuring agreement or if the shares owed to Zcapital underlying the
Zcapital loans can be successfully negotiated lower. As of March 31, 2002,
Zcapital has accrued 21,400,000 common shares and $154,452 in interest under their loan agreements with the Company. The shares include loan origination fees and penalty shares due to non-payment of interest and principal. If the negotiations with Zcapital are unsuccessful, substantial dilution will occur to current shareholders under the current outstanding loan agreements.

         One notes in the amount of $51,125 is secured with a co-lien on
1,000,000 shares of Wellstone Acquisition Corporation and is in default by non-
payment of interest in the amount of $1,008 as of May 15, 2002.

         Notes as part of the participating loan agreements in the amount of
$826,028 secured with a second lien on PQ Acquisition is in arrears on interest payments in the amount of $15,266 as of May 15, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company has not submitted any matters to the stockholders during this period.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            None were issued.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PET QUARTERS, INC. (Registrant)

Date May 20, 2002                      /s/ Steve Dempsey
    ------------------                 --------------------------------------
                                           Steve Dempsey, Chief Executive Officer

Date May 20, 2002                      /s/ Gregg Rollins
    ------------------                 --------------------------------------
                                           Gregg Rollins, Chief Financial Officer